Form 10QSB
period 2005-12-31
Dhanoa Minerals Ltd.
filed 2006-02-02
CIK 1343845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to ___________

Commission File Number 333-129864

DHANOA MINERALS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0470528
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

250 Wellington Street West, Suite 639
Toronto, Ontario, Canada.	M5V 3P6
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (416) 838-4348

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
9,500,000 Shares of $0.001 par value Common Stock issued and outstanding as of January 31, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005
(Expressed in US Dollars)
(UNAUDITED)

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-3	BALANCE SHEET AS OF DECEMBER 31, 2005 (UNAUDITED)

PAGE	F-4	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED)

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED)

PAGE	F-6	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005 (UNAUDITED)

PAGES	F-7 -F-10	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
As Of December 31, 2005
(Unaudited)
(Expressed in US Dollars)

ASSETS

CURRENT ASSETS
Cash	$35,770
Total Current Assets	35,770

Prepaid	5,000

TOTAL ASSETS	$40,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,087

TOTAL LIABILITIES	4,087

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized,
9,500,000 shares issued and outstanding	9,500
Additional paid in capital	47,500
Accumulated deficit during exploration stage	(20,317)
Total Stockholders’ Equity	36,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,770

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

		For the Period From
	For the Three	July 11, 2005
	Months Ended	(Inception) to
	December 31, 2005	December 31, 2005
OPERATING EXPENSES

Exploration costs and expenses	$5,000	$9,000
General and administrative	234	256
Professional fees	9,169	11,669
Listing and filing	1,558	2,158
Total Operating Expenses	15,961	23,083

LOSS FROM OPERATIONS	(15,961)	(23,083)

OTHER (INCOME) EXPENSE
Foreign currency transaction loss
(gain)	146	(2,776)

Provision for Income Taxes	-	-

NET LOSS	$(16,107)	$(20,317)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares
outstanding during the period - basic
and diluted	9,500,000	6,265,896

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005
(Unaudited)
(Expressed in US Dollars)

					Accumulated
					Deficit
			Additional	Stock	During
	Common Stock		Paid-In	Subscription	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for
cash ($0.001 per share)	7,000,000	$7,000	$-	$-	$-	$7,000

Common stock issued for cash
($0.02 per share)	2,500,000	2,500	47,500	-	-	50,000

Stock subscription receivable	-	-	-	(4,813)	-	(4,813)

Net loss for the period from July 11,
2005 (inception) to September 30, 2005	-	-	-	-	(4,210)	(4,210)

BALANCE, SEPTEMBER 30, 2005	9,500,000	9,500	47,500	(4,813)	(4,210)	47,977

Stock subscription receivable	-	-	-	4,813	-	4,813

Net loss for the three months ended
December 31, 2005	-	-	-	-	(16,107)	(16,107)

BALANCE, DECEMBER 31, 2005	9,500,000	$9,500	$47,500	$-	$(20,317)	$36,683

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

	For the Three	For the Period From
	Months Ended	July 11, 2005
	December 31,	(Inception) to
	2005	December 31, 2005

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(16,107)	$(20,317)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(2,500)	(5,000)
Accounts payable	1,087	4,087
Net Cash Provided by (Used In)
Operating Activities	17,520	(21,230)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock, net of
stock subscription receivable	-	52,187
Subscription receivable	4,813	4,813
Net Cash Provided By Financing
Activities	4,813	57,000

NET INCREASE IN CASH	(12,707)	35,770

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	48,477	-

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$35,770	$35,770

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of December 31, 2005
(Unaudited)
(Expressed in US Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Dhanoa Minerals Ltd (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of December 31, 2005
(Unaudited)
(Expressed in US Dollars)

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposits and have to be expensed. As of December 31, 2005, the Company had expensed $9,000 related to the mineral rights acquisition costs.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005, there were no common share equivalents outstanding.

(H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. For the quarter ended December 31, 2005, the Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars. The loss was determined at the exchange rates on the date of settlement.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of December 31, 2005
(Unaudited)
(Expressed in US Dollars)

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDERS’ EQUITY

On December 31, 2005, the Company issued 7,000,000 shares of common stock to its founders for cash of $7,000 ($0.001 per share).

On December 31, 2005, the Company issued 2,500,000 shares of common stock for cash of $50,000 ($0.02 per share).

NOTE 3	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a cash outflow from operations of $21,230 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussions and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Dhanoa Minerals Ltd. ("the Company", “we”, “us”) was incorporated in the state of Nevada on July 11, 2005. On September 2, 2005, we entered into a mineral purchase and sale agreement with Christopher Delorme, of Surrey, British Columbia, whereby he sold to us a 100% undivided right title and interest in four mineral claims, known as the Close Allies minerals Claims, located in the Alberni Mining Division of British Columbia, Canada. We acquired this interest in the property by paying $4,000 to Christopher Delorme.

Description, Location, Access and Mineralization

The Close-Allies property is located on the north and east side of Buttle Mountain, six miles north of Cowichan Lake and twenty-four miles southwest of Nanaimo, a city on the west coast of Vancouver Island, British Columbia, Canada. The co-ordinates of the property are 124º 19’ 47” W Longitude and 48º 58’ 34” N Latitude. The property Tenure Number is 519681 and expires September 4, 2006.

The property has a total area of two hundred acres and is covered with dense vegetation consisting mostly of hemlock trees. Steep rock canyons are predominant at the property’s highest elevations.

Most areas of the property can be assessed by vehicle on a number of gravel logging roads from Nanaimo, which is approximately one hour by ferry from Vancouver, British Columbia.

The climate of the Close-Allies property is predominant with heavy rainfall from November to March with cool to cold temperatures and possibility of snowfall during winter months. Spring and summer are warm with temperatures averaging 60 degrees Fahrenheit during summer months.

The property lies in a heavily forested area on moderate to steep northwestern slopes between 4,100 and 4,900 feet above sea level. On the northeastern side of the property lies the Green River headwaters and Green River valley which is situated at 3,000 feet above sea level.

The geology of the property is underlain by intrusives of Jurassic age which in turn have intruded volcanic rocks and sediments of which remnants are only left.

The volcanic rocks and sediments appear to be silicified thin remnants, in part altered to skarn. The alteration is not severe, although epidote, chlorite, sericite, and locally garnets, have been formed.

Major faults primarily striking northwest and northeast have caused numerous fractures in the granodiorite. Generally, the fractures are quartz filled with some molybdenite and pyrite. In other areas random grains and patches of molybdenum are noted.

During 1925 and 1926, the Close-Allies property was first staked and a main underground passage was excavated to a length of 115 feet along a quartz vein. Another underground passage of 100 feet long was excavated approximately 850 feet south of the main passage along a southeastern fault.

As of December 31, 2005 the Company had total assets of $ 40,770 consisting of $ 35,770 cash and $ 5,000 in prepaid expenses. This represents the Company’s present and only sources of liquidity. The Company’s liabilities at December 31, 2005 totaled $ 4,087 consisting of accounts payables and accrued expenses.

For the three months period ending December 31, 2005 the Company generated no revenues and has incurred operating expenses of $ 15,961 consisting of $ 5,000 in exploration costs and expenses, $234 in general and administrative expenses, $ 9,169 in professional fees and $ 1,558 in listing and filing fees. In addition, during the same period, the company incurred a foreign currency transaction gain of $146 for a net loss for the period of $ 16,107.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended December 31, 2005, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Close Allies mineral property. A second and third phase work programs on the company’s mineral claims have been recommended by Lawrence Sookochoff, the Company’s Professional Engineer on his October 19, 2005 Geological Report entitled “Geological Evaluation Report on the Close Allies Property”. The company plans to conduct the recommended Phase 2 and 3 work programs on the claims in the months of February and March 2006 but can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phases two and three exploration program on the Close Allies mineral claim, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase four of the geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase two and three exploration programs on the Close Allies mineral claim consisting of Geological Mapping, Trenching and Sampling, VLF EM surveying and compiling maps and reports. The Company anticipates that the phase two and three programs will cost approximately $33,000.

Presently the company does not have the necessary cash to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

The Company anticipates incurring approximately $42,000 for administrative expenses including accounting and audit costs ($13,000), legal fees ($9,000), rent and office costs ($6,000), computer costs ($3,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($7,000) over the next 12 months.

On November 21, 2005, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On December 30, 2005, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have been expensed.

The company’s mineral rights, which were originally booked as an asset on its balance sheet, were deemed impaired and were subsequently written off. As of December 31, 2005, the Company has expensed a total of $9,000 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $20,317 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration.

As reflected in the accompanying financial statements, we are in the exploration stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3.	Controls and Procedures

Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHANOA MINERALS LTD.

Date: February 1, 2006	By:	/s/ Grewal Balwant

Grewal Balwant, Director