Form 10QSB
period 2006-03-31
Dhanoa Minerals Ltd.
filed 2006-05-02
CIK 1343845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

[               ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to ___________________

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

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [               ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[               ] Yes [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,500,000 Shares of $0.001 par value Common Stock issued and outstanding as of April 25, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(Expressed in US Dollars)
(UNAUDITED)

i

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	3	STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ii

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
As Of March 31, 2006
(Unaudited)
(Expressed in US Dollars)

ASSETS

CURRENT ASSETS
Cash	$14,721
Prepaid	18,425

TOTAL ASSETS	$33,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,700

TOTAL LIABILITIES	1,700

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized,
9,500,000 shares issued and outstanding	9,500
Additional paid in capital	47,500
Accumulated deficit during exploration stage	(25,554)
Total Stockholders’ Equity	31,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,146

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)

			For the Period
			From July 11,
	For the Three	For the Six	2005 (Inception)
	Months Ended	Months Ended	to March 31,
	March 31, 2006	March 31, 2006	2006
OPERATING EXPENSES

Exploration costs and expenses	$-	$5,000	$9,000
General and administrative	249	483	505
Professional fees	4,528	13,697	16,197
Listing and filing	460	2,018	2,618
Total Operating Expenses	5,237	21,198	28,320

LOSS FROM OPERATIONS	(5,237)	(21,198)	(28,320)

OTHER (INCOME) EXPENSE
Foreign currency transaction loss
(gain)	-	146	(2,766)

Provision for Income Taxes	-	-	-

NET LOSS	$(5,237)	$(21,344)	$(25,554)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares
outstanding during the period - basic
and diluted	9,500,000	9,500,000	7,372,624

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2006
(Unaudited)
(Expressed in US Dollars)

					Accumulated
					Deficit
			Additional	Stock	During
	Common Stock		Paid-In	Subscription	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for
cash ($0.001 per share)	7,000,000	$7,000	$-	$-	$-	$7,000

Common stock issued for cash
($0.02 per share)	2,500,000	2,500	47,500	-	-	50,000

Stock subscription receivable	-	-	-	(4,813)	-	(4,813)

Net loss for the period from July 11,
2005 (inception) to September 30, 2005	-	-	-	-	(4,210)	(4,210)

BALANCE, SEPTEMBER 30, 2005	9,500,000	9,500	47,500	(4,813)	(4,210)	47,977

Stock subscription receivable	-	-	-	4,813	-	4,813

Net loss for the six months ended March
31, 2006	-	-	-	-	(21,344)	(21,344)

BALANCE, MARCH 31, 2006	9,500,000	$9,500	$47,500	$-	$(25,554)	$31,446

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)

		For the Period From
	For the Six	July 11, 2005
	Months Ended	(Inception) to March
	March 31, 2006	31, 2006

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(21,344)	$(25,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(15,925)	(18,425)
Accounts payable	(1,300)	1,700
Net Cash Provided by (Used In)
Operating Activities	(38,569)	(42,279)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock, net of
stock subscription receivable	-	52,187
Subscription receivable	4,813	4,813
Net Cash Provided By Financing
Activities	4,813	57,000

NET INCREASE (DECREASE) IN CASH	(33,756)	14,721

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	48,477	-

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$14,721	$14,721

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of March 31, 2006
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

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of March 31, 2006 (Unaudited)
(Expressed in US Dollars)

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposits and have to be expensed. As of March 31, 2006, the Company had expensed $9,000 related to the mineral rights acquisition and exploration costs.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of March 31, 2006, there were no common share equivalents outstanding.

(H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. For the six months ended March 31, 2006, the Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars. The loss was determined at the exchange rates on the date of settlement.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As Of March 31, 2006 (Unaudited)
(Expressed in US Dollars)

(J) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 3	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 7,000,000 shares of common stock to its founders for cash of $7,000 ($0.001 per share).

During 2005, the Company issued 2,500,000 shares of common stock for cash of $50,000 ($0.02 per share).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a cash outflow from operations of $42,279 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Currently, the Company, does not have enough cash to satisfy its minimum cash requirements for the next twelve months. In addition, it will require additional funds to expand operations and to complete the recommended exploration work program in its mineral claims.

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further exploration of the Company’s property.

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

As of March 31, 2006 the Company had total assets of $ 33,146 consisting of $ 14,721 cash and $ 18,425 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at March 31, 2006 totaled $ 1,700 consisting of accounts payables and accrued expenses.

For the three months period ending March 31, 2006 the Company generated no revenues and has incurred operating expenses of $ 5,237 consisting of $ 249 in general and administrative expenses, $ 4,528 in professional fees and $ 460 in listing and filing fees.

For the six months period ending March 31, 2006 the company generated no revenues and has incurred operating expenses of $ 21,198 consisting of $ 5,000 exploration costs and expenses $ 483 in general and administrative expenses, $ 13,697 in professional fees and $ 2,018 in listing and filing fees.

In addition, during the same period, the company incurred a foreign currency transaction gain of $146 for a net loss for the period of $ 21,344.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six month period ended March 31, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Close Allies mineral property. A second and third phase work programs on the company’s mineral claims have been recommended by Lawrence Sookochoff, the Company’s Professional Engineer on his October 19, 2005 Geological Report entitled “Geological Evaluation Report on the Close Allies Property”. The company plans to conduct and complete the recommended Phase 2 and 3 work programs on the claims in the months of May 2006 but can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phases two exploration program on the Close Allies mineral claim, it will require additional funding in order to complete the recommended phase three exploration program on its mineral claims and to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the proposed phase four of the geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The 15c211 application was subsequently approved and the company’s common shares were posted for trading on the OTC BB on March 28, 2006 under the trading symbol DHML.OB.

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

As of March 31, 2006, the Company has expensed a total of $9,000 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $42,279 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dhanoa Minerals Ltd.

/s/ Grewal Balwant
Grewal Balwant, Director

Date: May 2, 2006.