Form 10QSB
period 2006-06-30
Dhanoa Minerals Ltd.
filed 2006-08-03
CIK 1343845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

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

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,500,000 Shares of $0.001 par value Common Stock issued and outstanding as of July 31, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Expressed in US Dollars)
(UNAUDITED)

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

CURRENT ASSETS
Cash	$13,068
Prepaid	3,425

TOTAL ASSETS	$16,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,400

TOTAL LIABILITIES	2,400

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized,
9,500,000 shares issued and outstanding	9,500
Additional paid in capital	47,500
Accumulated deficit during exploration stage	(42,907)
Total Stockholders’ Equity	14,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,493

See accompanying notes to condensed financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
(Expressed in US Dollars)

			For the
			Period from
	For the Three	For the Nine	July 11, 2005
	Months Ended	Months Ended	(Inception) to
	June 30, 2006	June 30, 2006	June 30, 2006

OPERATING EXPENSES
Exploration costs and expenses	$15,000	$20,000	$24,000
General and administrative	49	532	554
Professional fees	2,750	14,446	16,946
Listing and filing	555	3,573	4,173
Total Operating Expenses	18,354	38,551	45,673

LOSS FROM OPERATIONS	(18,354)	(38,551)	(45,673)

OTHER INCOME (EXPENSE)
Foreign currency transaction loss (gain)	-	146	(2,766)
Total Other Income (Expense)	-	146	(2,766)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(18,354)	$(38,697)	$(42,907)

Provision for Income Taxes	-	-	-

NET LOSS	$(18,354)	$(38,697)	$(42,907)

Net loss per share - basic and diluted	$-	$-	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	9,500,000	9,500,000	7,923,944

See accompanying notes to condensed financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

					Accumulated
					Deficit
			Additional	Stock	During
	Common Stock		Paid-In	Subscription	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for
cash ($0.001 per share)	7,000,000	$7,000	$-	$-	$-	$7,000

Common stock issued for cash
($0.02 per share)	2,500,000	2,500	47,500	-	-	50,000

Stock subscription receivable	-	-	-	(4,813)	-	(4,813)

Net loss for the period from July 11,
2005 (inception) to September 30, 2005	-	-	-	-	(4,210)	(4,210)

Balance, September 30, 2005	9,500,000	9,500	47,500	(4,813)	(4,210)	47,977

Stock subscription receivable	-	-	-	4,813	-	4,813

Net loss for the nine months ended
June 30, 2006	-	-	-	-	(38,697)	(38,697)

BALANCE, JUNE 30, 2006	9,500,000	$9,500	$47,500	$-	$(42,907)	$14,093

See accompanying notes to condensed financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Expressed in US Dollars)

		For the Period
		From July 11,
	For the Nine	2005
	Months Ended	(Inception) to
	June 30, 2006	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,697)	$(42,907)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid	(925)	(3,425)
Accounts payable	(600)	2,400
Net Cash Used In Operating Activities	(40,222)	(43,932)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock
subscription receivable	-	52,187
Subscription receivable	4,813	4,813
Net Cash Provided By Financing Activities	4,813	57,000

NET INCREASE (DECREASE) IN CASH	(35,409)	13,068

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	48,477	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$13,068	$13,068

See accompanying notes to condensed financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

(B) Organization

Dhanoa Minerals Ltd (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

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

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposits and have to be expensed. As of June 30, 2006, the Company had expensed $24,000 related to the mineral rights acquisition and exploration costs.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2006, there were no common share equivalents outstanding.

(H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. For the nine months ended June 30, 2006, the Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars. The loss was determined at the exchange rates on the date of settlement.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

(J) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 3	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 7,000,000 shares of common stock to its founders for cash of $7,000 ($0.001 per share).

During 2005, the Company issued 2,500,000 shares of common stock for cash of $50,000 ($0.02 per share).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations, has a loss from inception of $42,907 and has a cash outflow from operations of $43,932 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The company plans to extend the expiry date of the Close-Allies mineral claim to September 4, 2007 by recording, with the Alberni Mining Division of British Columbia, Canada, details of geological exploration work program carried out, on the property, during the period commencing September 4, 2005 and ending September 4, 2006. The extension of the expiry date will be required in order to complete, if warranted and recommended by company’s Geologist upon completion of phase 3 work program, the phase 4 geological work program consisting diamond drilling of prime targets which may be identified on completion of the phase 3 exploration work program.

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

As of June 30, 2006 the Company had total assets of $ 16,493 consisting of $ 13,068 cash and $ 3,425 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at June 30, 2006 totaled $ 2,400 consisting of accounts payables and accrued expenses.

For the three month period ending June 30, 2006 the Company generated no revenues and has incurred operating expenses of $ 18,354 consisting of $ 15,000 in exploration costs and expenses, $ 49 in general and administrative expenses, $ 2,750 in professional fees and $ 555 in listing and filing fees.

For the nine month period ending June 30, 2006 the company generated no revenues and has incurred operating expenses of $ 38,551 consisting of $ 20,000 exploration costs and expenses $ 532 in general and administrative expenses, $ 14,446 in professional fees and $ 3,573 in listing and filing fees.

In addition, during the same period, the company incurred a foreign currency transaction loss of $146 for a net loss for the period of $ 38,697.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the nine month period ended June 30, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Close Allies mineral property. A second and third phase work programs on the company’s mineral claims have been recommended by Lawrence Sookochoff, the Company’s Professional Engineer on his October 19, 2005 Geological Report entitled “Geological Evaluation Report on the Close Allies Property”. During the three month period ended June 30, 2006, the company completed the recommended Phase 2 and portion of phase 3 work programs on the claims and, even though the results of the exploration work program were positive and additional geological work programs are recommended, the company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended three phases exploration program on the Close Allies mineral claim, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the proposed phase four of the geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the last portion of recommended phase three exploration programs on the Close Allies mineral claim as outlined in the company’s geological report dated October 19, 2005. As a result of the completion of Phase 2 work program the phase 3 exploration program will be altered to an investigation of the indicated anomalous areas delineated in the phase 2 program. These areas will be geologically mapped and sampled to determine the reason for the anomalies and to locate shear and/or fault structures that may provide the controls to the mineralization. The Company anticipates that the completion of phase 3 work program will cost approximately $11,000 and will be undertaken in late summer 2006. Subject to results and geologist’s recommendations from the completion of phase 3 work program, the company will decide whether to proceed with phase 4 work program. This last exploration program will consist of diamond drilling of identified prime targets. Phase 4 work program is anticipated to cost approximately $75,000 and, if so warranted, will be carried out in the spring of 2007.

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

As of June 30, 2006, the Company has expensed a total of $20,000 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $43,932 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

There were no reports filed on form 8K during the three months ending June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dhanoa Minerals Ltd.

/s/ “Grewal Balwant”
Grewal Balwant, Director

Date: August 10, 2006.