Form 10KSB
period 2006-09-30
Dhanoa Minerals Ltd.
filed 2007-01-10
CIK 1343845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 333-129864

DHANOA MINERALS LTD.

(Name of small business issuer as specified in its charter)

Nevada	98 - 0470528
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1330 Martin Grove Rd.
Toronto, Ontario, Canada M9W 4X4

(Address of principal executive offices)

416-838-4348

Issuer=s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $61,985,000 as of January 5, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,300,000 shares of Common Stock as of January 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Dhanoa Minerals, Ltd. (Awe@, ADhanoa@ or Athe Company@), is an exploration stage company. Dhanoa is engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. Further the Company plans to acquire producing mines in a known gold district, modernize the operations and increase production. Presently, we own a 100% interest in two mineral claims that are adjacent to each other known as the Close-Allies I property and the Close Allies II property (AClose-Allies property@). There is no assurance that a commercially viable mineral deposit exists on the Close-Allies property.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have completed two of the initial phases of exploration on the Close-Allies property. Once we have completed each phases of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Close-Allies property in order to ascertain whether it possesses economic quantities of copper, molybdenum and silver. Molybdenum is a very hard transition metal that is silvery white in color and has one of the highest melting points of all pure elements. There can be no assurance that an economic mineral deposit exists on the Close-Allies property until appropriate exploration work is completed.

Even if the Company completes our proposed exploration programs on the Close-Allies property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

The Company may also expand its operations to include additional mining properties. We are currently contemplating the purchase of an eighty percent interest in Minera Paraiso Minelparsa, an Equador company, which owns producing mining properties in Ecuador. Further, the Company is also conducting due diligence on, and considering acquisition of a substantial interest in, additional mining properties in southern Ecuador from Grupo Minero Bonanza ("GMB"). This second production mine package consists of the Bonanza Mine, Guanache Mine and Mollopongo Mine. These mines are located in the Bella Rica area in the southwestern end of Ecuador. All three mines are situated in the western end of the Ecuadorian metallurgical gold belt which contains many past and current gold producers.

Close-Allies Property Purchase and Sale Agreement

On September 2, 2005, we entered into a mineral purchase and sale agreement with Christopher Delorme of Surrey, British Columbia, whereby he sold to us a 100% undivided right, title and interest in one mineral claim located in the Alberni Mining Division of British Columbia, Canada. We originally acquired this interest in the Close-Allies property by paying Mr. Delorme $4,000. The Company has recently reclaimed the property and has also acquired the rights to an additional adjacent property known as Close-Allies II (both properties are collective referred as the AClose-Allies property@). One-hundred percent of the rights to the Close-Allies property are held in the name of the Company=s contracted geologist, Mr. Laurence Sookochoff. The Company pays Mr. Sookochoff to manage and maintain its rights to the properties.

Description, Location and Access

The Close-Allies property is located on the north and east side of Buttle Mountain, six miles north of Cowichan Lake and twenty-four miles southwest of Nanaimo, a city on the west coast of Vancouver Island, British Columbia, Canada. The co-ordinates of the property are 1241 19= 47@ W Longitude and 481 58= 34@ N Latitude. Most areas of the property can be assessed by vehicle on a number of gravel logging roads from Nanaimo, which is approximately one hour by ferry from Vancouver, British Columbia.

Climate and Topography

The climate of the Close-Allies property is predominant with heavy rainfall from November to March with cool to cold temperatures and possibility of snowfall during winter months. Spring and summer are warm with temperatures averaging 60 degrees Fahrenheit during summer months.

The property lies in a heavily forested area on moderate to steep northwestern slopes between 4,100 and 4,900 feet above sea level. On the northeastern side of the property lies the Green River headwaters and Green River valley, which is at an elevation of 3,000 feet.

The property has a total area of 190.85 hectors (a hector is approximately 2.47 acres) and is covered with dense vegetation consisting mostly of hemlock trees. Steep rock canyons are predominant at the property=s highest elevations.

Mineralization

The following technical terms in this section have the following meaning:

Intrusives: a volume of volcanic rock that has crystallized from a molten lava below the surface of the earth. Intrusive rocks include all varieties of volcanic rock types that range from dense, course-grained rocks, dark in color to the light density, fine-grained rocks, lighter in color.

Jurassic Age: a time referring back to 146 to 200 million years ago.

Silicified: to convert into or saturate with silicon dioxide (silica), the most abundant rock-forming compound on earth.

Skarn: A term used to describe the altered rocks surrounding an intrusive where it comes in contact with a limestone or dolomite rock formation.

Epidote: a large group of minerals containing silicon, aluminum oxide, lime, and iron or manganese oxide. They are yellowish or pistachio green in color.

Chlorite: minerals that have been transformed due to extreme pressure and temperature. They are usually green in color.

Sericite: this is a fine-grained mica (a group of related minerals) that have been subjected to hydrothermal alteration (water heated by or in relation with lava) typically associated with tin or copper.

Garnets: a group of silicate minerals, ranging in a variety of colors including red, purple, orange, yellow, green and black. The chemical elements in garnets are magnesium, iron, chromium (a hard metal), manganese (resembles iron) and titanium (a corrosion-resistant metal).

Granodiorite: this is an intrusive igneous rock similar to granite but contain more plagioclase feldspar (a rock forming mineral containing sodium and calcium).

Pyrite: also referred to as Afool=s gold@, is a common mineral containing mainly iron disulfide that is pale yellow in color.

Molybdenite: this is a mineral of molybdenum sulphide, a very hard, silvery white transition metal that has one of the highest melting points of all pure elements.

Chalcopyrite: this is a copper iron sulphide mineral that has a metallic luster and is brassy to golden yellow in color.

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

Property workings:

The property workings consist of two adits, a shaft, and several trenches. An adit is an opening driven horizontally into the side of a mountain or hill for providing access to mineralization. A shaft is a vertical or nearly vertical opening driven into the earth for exploration. A trench is a long, narrow excavation dug through surface soil, or blasted out of rock, to expose underlying rock.

Title to the Close-Allies property

The Close-Allies property consists of two mineral claims covering approximately 190 hectors (a hector is 2.47 acres). A Amineral claim@ refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Close-Allies mining rights are registered in the name of the Company=s contract geologist, Mr. Laurence Sookochoff. He is holding one-hundred percent of the rights in Close-Allies for the benefit of the Company. The Company pays Mr. Sookochoff for his services for maintaining and managing its rights to the Close-Allies property.

Claim details are as follows:

Claim Name	Tenure Number	Expiration Date
Close-Allies	547805	December 21, 2007
Close-Allies II	547812	December 21, 2007

The claims are in good standing until December 21, 2007. To maintain the ownership of the claims, the Company is obligated to either complete exploration work of one hundred dollars per grid unit per year for the three years after staking thence two hundred dollars per claim thereafter or the payment of the equivalent of cash in lieu prior to the expiry date.

Exploration History

During 1925 and 1926, the Close-Allies property was first staked and the main underground passage was excavated to a length of 115 feet along a quartz vein. Another underground passage of 100 feet long was excavated approximately 850 feet south of the main passage along a southeastern fault.

Mr. A.A. Davidson inspected the property in the 1920=s. Two samples taken from the vein along both passages contained some gold.

A program of geological, geophysical and geochemical surveying was carried out over a large area that included the Close-Allies property during September and November 1986. Shangri-La Minerals Ltd. conducted the surveys for Alexa Ventures Inc. Results of the survey are not public.

Geological Report

The Company retained Mr. Laurence Sookochoff, a professional geologist, to complete an evaluation of the Close-Allies property and to prepare a geology report on the claims.

Mr. Sookochoff holds a Bachelor of Science degree in geology from the University of British Columbia (1966). He has practiced in the field of geology for the past 28 years and is a registered member in good standing with the Association of Professional Engineers and Geoscientists of British Columbia.

Mr. Sookochoff recommended an initial exploration program consisting of four phases. The Company has completed phase I and phase II and also completed some of the mapping of phase III.

The first phase consisted of trenching, sampling and prospecting. Trenching typically involves removing surface dirt and rock with heavy equipment and gathering rock and soil samples from below the property=s surface in areas with the most potential to host economically significant mineralization. All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.

The second phase of exploration consisted of a VLF-EM survey and geochemical surveys. A VLF-EM survey (very low frequency B electromagnetic survey) uses radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we seek are above average conductors of electricity and will affect VLF readings. Electromagnetic surveys involve measuring the strength of the earth=s magnetic field. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area. Geochemical surveys consist of gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as silver, or industrial metals such as copper and molybdenum. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

It was concluded that the Phase II exploration program of VLF-EM surveys and localized geochem surveys and the geological mapping of Phase III was successful in that the results delineated anomalous zones and provided an indication of potentially economical mineral controlling structures and/or mineralization. The geologist recommended completion of phase III to investigate the anomalous areas identified in phase II.

The third phase would consist of further sampling and additional geological mapping of certain identified areas to attempt to locate shear and/or fault structures that may provide the controls to the mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. The forth phase would consist of test diamond drilling.

The first phase of the exploration program was completed in October 2005. The second phase and portions of the third phase of exploration were completed in the summer of 2006.

Poor weather conditions in the area has caused delays in the additional phases of exploration. However the Company expects to complete the third and fourth phases of exploration in the spring and summer of 2007.

Budget B Phase III

Sampling and Geological Mapping	$25,000
Total Cost Phase III	$25,000

Budget - Phase IV

The fourth phase will cost approximately $75,000 as outlined below. The program will take approximately two months to complete.

Diamond Drilling	$75,000
Total Cost Phase IV	$75,000

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

*	Water discharge will have to meet water standards;
*	Dust generation will have to be minimal or otherwise re-mediated;

*	Dumping of material on the surface will have to be re-contoured and re-vegetated;
*	An assessment of all material to be left on the surface will need to be environmentally benign;
*	Ground water will have to be monitored for any potential contaminants;
*	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
*	There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees other than our officers and directors.

Research and Development Expenditures

The Company has not incurred any other research or development expenditures since our incorporation to the end of the 2006 fiscal year. Since the close of the fiscal year, but prior to the filing of this report, the Company retained the services of a geologist, Mr. Alain Vachon, to inspect and evaluate the Minera Paraiso Minelparsa mine in Ecuador. The Company is incurring expenses associated with due diligence on those mines and other mines in southern Ecuador.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

Although we are not required to deliver a copy of our annual report to our security holders, we will voluntarily send a copy of our annual report, including audited financial statements, to any registered shareholder who requests it.

Proposed Acquisitions

Minera Paraiso Minelparasa S.A.

The Company has entered into a Letter of Intent to purchase an interest in mining property in Ecuador. Under the terms of the Letter of Intent with Overseas Mining, S.A., the Company has agreed, subject to completion of due diligence, to acquire an 80 % interest in the share capital of the Ecuador company, Minera Paraiso Minelparsa S.A. (AParaiso@), which owns the operating mine and all related assets. The purchase consideration for the 80% interest consists of 5 million restricted common shares of Dhanoa at a deemed price of not less than US$3.00 per common share and cash payments totaling US $10,000,000.

Paraiso is located in the sector Paradise, Pueblo Nuevo of the Canton Camilo Ponce Enriquez, County of the Azuay. The Paraiso mining property is approximately 150 km south of Guayaquil, which has an international airport and seaport and 52 km from the city of Machala and Port Bolivar.

The Paraiso mine has been worked for the last 25 years and past production is estimated at 128,000 oz. of gold. The mine has 7 principal veins, with the focus of current activity on 2 of those veins. Currently the Paraiso mine has existing production of approximately 2,000 ounces of gold per month.

The Company has contracted with an independent geologist, Mr. Alain Vachon, to inspect and evaluate the Paraiso mines. Dhanoa is finalizing due diligence on the Paraiso mining properties.

Grupo Minero Bonanza

The Company is also conducting due diligence on, and considering acquisition of an eighty-percent interest in, additional mining properties in southern Ecuador from Grupo Minero Bonanza ("GMB"). This second production mine package consists of the Bonanza Mine, Guanache Mine and Mollopongo Mine. These mines are located in the Bella Rica area in the south western end of Ecuador. All three mines are situated in the western end of the Ecuadorian metallurgical gold belt which contains many past and current gold producers. The mines are close in proximity to mines operated by International Minerals Corp. which hosts the Gaby project, a porphyry gold copper deposit hosting a total gold content of 5.5 Million ounces. The mines are located 2.5 hours from Guayaquil, Ecuador and have accessibility to water and electricity.

Currently Mina Bonanza has eight veins, two of which are currently in production, Mina Guanache has five veins and Mina Mollopongo has five veins and one zone of disseminated gold. GMB has recently estimated these mines contain resources totaling approximately 850,000 ounces of gold from underground and open pit mine operations: 7.4 Million Tons at 1.55 g/t Au for 369,000 ounces Au for the open pit zone on the Mollopongo concession and 1.9 Million Tons at 8 g/t Au for 499,000 ounces of gold from seven mineralized veins striking across the Bonanza, Guanache and Mollopongo concessions. The gold disseminated body of the area Mollopongo (open pit) with estimated historical reserves were previously calculated by Zappa Resources and Cambior in the amounts of 368,791 ounces of gold. Individual veins show grade varying from 6.5 g/t to 11 g/t Au, average thickness of 0.3 m, length of 400-1200 m and a depth of 400-600 m. The veins are composed of quartz and sulphides including pyrite, pyrrhotite, arsenopyrite and chalcopyrite.

The Company=s plan is to acquire producing mines in a known gold district, modernize the operations and increase production.

RISK FACTORS -
The material set forth below is intended merely to summarize and highlight certain risk factors relating to the Company and is not intended to cover in full, supersede, or replace other documents or filing of the Company which may discuss these and other factors. Businesses are often subject to risks not foreseen or fully appreciated by management, thus risks other than those described below may exist.

We have not commenced mining production, thus we face a high degree of risk.

We have not yet acquired any producing properties nor own right to any properties that have proven reserves of commercially viable quantities of valuable metals. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Since our incorporation, we have been involved primarily in organizational activities, cursory exploration of the Close-Allies property and due diligence on potential acquisitions of producing mineral properties in Ecuador. We have not earned any revenues as of the date of this filing. Shareholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Close-Allies property and the production of minerals from the claims, or if we are unable to acquire producing properties, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide shareholder with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because the speculative nature of exploration of mining properties, it is unlikely that we will discover a mineral deposit on the undeveloped mining claims.

The search for valuable minerals as a business is extremely risky. We cannot provide investors with any assurance that our undeveloped mineral claims contain economic mineralization or reserves of copper, gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, which is likely, we will be unable to generate any revenues from operations and will be unable to successfully complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we become subject to burdensome government regulations or other legal uncertainties, our cost of conducting exploration could increase substantially.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the undeveloped mining claims, we will incur modest regulatory compliance costs. In addition, the legal and regulatory environment that pertains to the exploration of mineral properties is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for certain minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. For example, foreign ownership laws that are applicable in certain business sectors, could be applied to mineral property ownership, or laws relating to national parks could be applied to the Close-Allies claims in Canada if current park boundaries are expanded. Current Canadian foreign ownership laws in sectors such as banking and media require government approval of any ownership transfers to foreign individuals and corporations. If such laws are extended to mineral property ownership, we may be prevented from holding title to mineral claims located in Canada because we are incorporated in the United States. Any new laws would increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Risks of Doing Business in Ecuador.

The Company contemplating the acquisition of producing gold mining properties in Ecuador and is conducting due diligence on those properties. Doing business in Ecuador and/or South America involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, possible expropriation and the potential for a reversal in economic conditions. The people of Ecuador have recently elected a new president who has promised dramatic reforms in the Ecuadorian government and economic system. The new president=s policies and measures may modify its constitution and its existing laws which may effect the economic conditions in that country. Adverse changes in economic policies of the Ecuadorian government or in its laws and regulations could have a material adverse effect on the economic growth of Ecuador and could adversely affect our business operations. Further, certain adverse changes in economic polices could have a direct impact on mining operations in that country. For example, other South American countries in proximity to Ecuador have expropriated and nationalized some of the countries natural resources. The Company is not aware of any plan or indication that the Ecuadorian government intends to expropriate and nationalize its natural resources, however, such action would likely adversely affect our business operation.

Should the acquisition occur, the operations of the Company will be governed in part by the Ecuadorian law. Corporate law in Ecuador is developing but still does not provide a systemic and comprehensive legal framework for business disputes and the regulation of corporations comparable to that which exists in the United States.

Our Directors have other business interests and may not be able or willing to devote sufficient time to our business operations, causing our business to fail.

Our president, Mr. Paul Roberts and our secretary and treasurer, Mr. Darshan Mundi, and assistant-treasurer Mr. Vare Grewal intend to respectively devote only a portion of their business time to our affairs. It is possible that the demands on Mrss. Roberts, Mundi and Grewal from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mrss. Roberts, Mundi, and Grewal may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

We only have mineral rights to the Close-Allies property and the landowner may be able to prevent us from conducting further exploration on the claims.

We hold the exclusive right to explore the Close-Allies property for mineralization and to remove minerals from the property. However, our rights are subject to those held by the fee simple property owner, the government of British Columbia, to make use of the land. If the government decides to develop, sell or make any other use of the land, our right to explore the property could be impacted. As a result, we would not be able to continue exploration on the property and we would be forced to abandon these undeveloped mining claims.

Financial position of the Company, working capital deficit; report of independent auditors. There is no assurance that the Company will achieve future revenue levels and operating efficiencies to support its operations, generate positive cash flow from operations or recover its proposed investment in its mining operations. The success of the Company=s operations are largely dependent upon its ability to develop its existing property and/or acquire producing mining properties and to improve operating efficiencies, generate adequate cash-flows from operations, as to which there can be no assurance. The Company=s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources. In addition, the Company has in the past and may again in the future encounter unanticipated problems, some of which may be beyond the Company=s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company=s prospects.

Availability and Integration of Future Acquisitions. The Company=s strategy includes pursuing acquisition candidates that complement our business objectives. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of mining properties and producing mining companies may result in acquisitions on terms that prove to be less advantageous to the Company than have been attainable in the past or may increase acquisition prices to levels beyond the Company=s financial capability. The Company=s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, there can be no assurance that the Company will find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Rapid Growth. The Company may experience rapid growth. It may be necessary for the Company to rapidly add a significant number of employees and may be required to expend considerable efforts in training these new employees. This growth will place strains on the Company=s management resources and facilities. The Company=s success will, in part, be dependent upon the ability of the Company to manage growth effectively.

Potential Quarterly Fluctuations. The Company may experience variability in its production, net sales and net income on a quarterly basis as a result of many factors, including the market value for gold and other metals.

Risk of Technological Changes. If the Company is successful with one or more of its proposed acquisitions it will have to reinvest to upgrade its mining equipment in order for it to become more efficient. The Company=s success depends in large part on its ability to identify and obtain the correct equipment and technology to keep in pace with and be competitive in the mining industry. There can be no assurance that the Company will be able to identify and purchase the proper equipment and/or implement the proper technology to remain competitive, efficient or avoid losses related to obsolete mining equipment or methods.

Dependence on Senior Management. The Company=s future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel, including Paul Roberts, Chairman of the Board, Chief Executive Officer and President. The Company does not have a key life insurance policy on Mr. Roberts. The loss of service of one or more of the Company=s key management personnel could have an adverse effect on the Company=s business. The Company=s success and plans for future growth will also depend in part on managements=s continuing ability to hire, train and retain skilled personnel in all areas of its business.

Law Suits or other Legal Actions. The Company has never had a lawsuit brought against it, however any occurrence of a legal action naming the Company as a party could have an adverse impact on the Company. The Company may or not be able to obtain adequate insurance coverage to protect itself from such risk. Even if the Company is able to obtain insurance coverage there is no assurance that claims exceeding such coverage will not be made or that the Company will be able obtain continued insurance coverage.

Business Interruption. The Company believes that its success and future results of operations will be dependent in large part upon its ability to locate, mine and process valuable ore. As a result, any disruption of the Company=s day-to-day operations could have a material adverse effect upon the Company.

If the Company=s facilities or properties are significantly damaged by fire, flood, earthquake or other casualty, production may be substantially interrupted and such casualty loss and business interruption would have a material adverse effect on the Company=s operations and profitability.

Risks Associated With the Company

Lack of Diversification. The success of the Company will depend primarily upon the success of its mining operations. Because Company funds and assets will be concentrated in the mining industry, the Company will lack investment diversification.

Employees. Although the Company believes that it will be able to obtain and maintain an adequate number of competent personnel, there is no assurance that a shortage of qualified operating personnel will not present a serious problem to the Company in the future.

Reliance on Management. Shareholders will have no role in the management of the Company, except for certain voting rights. All decisions with respect to management of the Company, including, without limitation, the determination as to which equipment to acquire, the degree of leverage, if any, and all other matters affecting the Company will be made by its Board of Directors and its officers. The success of the Company will depend, to a large extent, on the decisions made by management in all such matters.

Uninsured Losses. The Company may acquire comprehensive insurance, including general liability, fire and extended coverage and business interruption insurance, which is customarily obtained for similar operations. Although the Company will attempt to maintain insurance coverage in amounts believed to be prudent and sufficient, there is a possibility that losses may exceed such coverage limitations. Furthermore, there are certain types of losses (generally of a catastrophic nature, including tornadoes, earthquakes and floods) that are either uninsurable or not economically insurable. Should such a disaster occur, the Company could suffer a loss of the capital invested in, as well as anticipated profits from, any property destroyed by such casualty.

Governmental Regulations. Existing and subsequent changes in international, national, state and local laws and administrative regulations and enforcement policies over which the Company has no control could have an adverse effect on the Company's business. Worker's compensation requirements and other regulation of wages, hours and working conditions could have adverse effects on the Company=s operations. The continued operations is dependent upon its ability to comply with local zoning and land use regulations. The Company believes that it can continue to obtain the necessary permits to promote the intended business of the Company at the sites where it intends to do business, but its ability to obtain these permits is dependent upon the discretion of local officials. Moreover, many of these permits may impose restrictive conditions upon the business operations of the Company and may be reviewed and revoked at specified intervals. No assurance can be given that a future law or regulation applicable to the Company's location will not have an adverse effect upon its ability to conduct business.

General Economic Conditions. The financial success of the Company's operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing. The Company has no control over any of these changes.

Indemnification. The Company's Certificate of Incorporation limits the liability of its directors and offices to the Company and its shareholders to the fullest extent permitted by Nevada law, and provides for indemnification of the directors and offices to such extent. The Company may obtain director-officer liability insurance. These measures will provide additional protection to the directors and officers of the Company against liability in connection with certain actions and omissions.

Conflicts of Interest. There are anticipated conflicts of interest between the Company and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of the Company. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Non-Arm's Length Transactions. The Company may engage in transactions with its officers, directors and shareholders. Such transactions may be considered as not having occurred at arm's length. The Company may do business with such persons in the future, but intends to contract with them on the same basis and upon no more favorable terms than could be obtained from persons not affiliated with the Company.

Dividends. There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to continue to operate at profitable levels or to generate positive cash flow to enable the Company to pay cash dividends to its shareholders.

Compliance with Federal and State Securities Laws. The Company has sold, and may offer and sell additional securities in the future, and may sponsor or act as general partner or otherwise with regard to registered or other unregistered offerings of securities. These securities may be offered and sold in reliance upon exemptions available pursuant to the Securities Act of 1933, as amended. There can be no assurance that such offerings will qualify under such exemptive provisions due to, among other things, the adequacy of disclosure and the manner of distribution of the offering, similar offerings conducted by the Company or its affiliates in the future or the retroactive change in any securities laws or regulations. If, and to the extent suits for rescission are brought against the Company and successfully concluded for failure to register other offerings made by the Company under the Securities Act of 1933, or for acts or omissions constituting certain prohibited practices under the Securities Exchange Act of 1934, both the capital and assets of the Company could be adversely affected, thus jeopardizing the ability of the Company to operate successfully. A similar risk exists as a result of the application of state securities laws of those states in which Shares are offered or sold. Furthermore, the time and capital of the Company could be expended on defending an action by investors or by state or federal securities commissions even if the Company is ultimately exonerated.

Shares Eligible for Future Sale. A substantial number of outstanding shares of the Company's Common Stock are "restricted securities". However, under certain circumstances such shares may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or some other exemption from registration under the Securities Act of 1933. Future sales of those shares under Rule 144 or other exemption could depress the market price of the Common Stock in the future.

Applicability of APenny Stock Rules@. Federal regulations under the U.S. Securities Exchange Act of 1934, as amended (the AExchange Act@), regulate the trading of so-called Apenny stocks@ (the APenny Stock Rules@), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons. Therefore, if, during the time in which the Common Stock is quoted on any market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act. In such event, it may be more difficult for the stockholder to sell Common Stock in the future in the secondary market.

Because the Company=s Common Stock is presently traded in the over-the-counter market for less than $5.00 per share, the Common Stock of the Company is considered a Apenny stock@, and trading in its Common Stock is subject to the full range of Penny Stock Rules. Accordingly, the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company=s Common Stock and stockholders of the Company may have difficulty in selling their Shares in the future in the secondary trading market.

ITEM 2. DESCRIPTION OF PROPERTY

We own the mineral exploration rights relating to the Close-Allies mineral property located on the west coast of Vancouver Island, British Columbia, Canada . We do not own an interest in any other property.

The principal office of the company is located at 1330 Martin Grove Rd., Toronto, Ontario, Canada.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fiscal year ended September 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. Since the beginning of trading in February 2006t, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are may not be indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock on the NASD over-the-counter Electronic Bulletin Board. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. Its trading symbol is DHNA.

Calendar Year 2006	High Bid Price	Low Bid Price
1st Quarter (1)	$0	$0
2nd Quarter	.40	.10
3rd Quarter	.40	.40
4th Quarter (2)	3.15	2.49 (3)

(1)	The common stock of the Company commenced trading on February 21, 2006.
(2)	From October 1, 2006 through December 20, 2006.
(3)	The fourth quarter trading reflects the common stock price after a 5 for 1 forward stock split of the Company

As of December 27, 2006, the closing bid price for the Company's Common Stock was $2.19 per share. There were no outstanding options or warrants to purchase shares of Common Stock of the Company as of September 30, 2006.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2006, there were approximately 48 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

The following discussion and analysis summarizes the results of operations of Dhanoa Minerals, Ltd. (the "Company" or "we") for the fiscal year ended September 30, 2006.

Plan Of Operation

We have completed a phase one exploration program of the Close-Allies property in October 2005. Phase I consisted of trenching, sampling and prospecting. Four grab samples were taken from quartz vein material and then analyzed. A grab sample is the sample of rock material from a confined area of a rock. The samples contained silver, copper and molybdenum. Phase II was completed in the summer of 2006. Phase II exploration consisted of VLF-EM and geochemical surveys. Phase II was successful in that certain anomalous areas were identified for further exploration. Some of the beginning phase III geological mapping has been completed.

Our plan of operation for the next twelve months is to complete the recommended phases III and IV exploration programs on the Close-Allies properties consisting of geochemical sampling and diamond drilling. We anticipate that these exploration programs will cost approximately $25,000 and $75,000 respectively.

Phase III exploration program began in the summer of 2006 but was not completed. Phase IV was planned for the fall of 2006. Poor weather conditions caused delays in the execution and completion of these phases. Phases three and four of exploration have been postponed until spring and summer of 2007. These phases will take several months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

The Company is contemplating a purchase of an 80% interest in a producing Ecuadorian gold mine. We have contracted the services of geologist Alain Vachon to conduct due diligence associated with the Paraiso mine in Ecuador.

The Company is also contemplating a purchase of an 80% interest in mining properties in southern Ecuador from Grupo Minero Bonanza ("GMB"). This second production mine package consists of the Bonanza Mine, Guanache Mine and Mollopongo Mine. These mines are located in the Bella Rica area in the south western end of Ecuador.

The Company should have enough funds to cover the planned exploration programs for the Close-Allies property and additional recommended exploration. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Results Of Operations Period Inception Through September 30, 2006

We have not earned any revenues since our incorporation on July 11, 2005 to September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Close-Allies property, which is doubtful in the foreseeable future. We have not completed the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Close-Allies property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $72,372 for the period from our inception on July 11, 2005 to September 30, 2006. These operating expenses were comprised primarily of exploration costs and expenses of $24,000, professional fees of $23,114, listing and filing fees of $4,373 and general and administrative expenses of $20,885.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operation

Comparison of the Years Ended September 30, 2006 and 2005.

The Company anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from these properties.

The Company began operations July 11, 2005 and ended its fiscal year September 30, 2005. Thus, the Company=s 2005 fiscal year was less than three months.

For the year ended September 30, 2006 compared to the year ended September 30, 2005, the Company had a net loss of $65,250 and $7,122 respectively, approximately a 900% increase in net loss.

Mining exploration costs increased by 500% to $20,000 during the year ended September 30, 2006 as compared to $4,000 for the comparable period in 2005 mainly due to the fact that an exploration program was completed in 2006.

General and administrative expenses increase 948% from $20,863 during the year ended September 30, 2006 as compared to $22 for the 2005 fiscal year.

Professional fees expense increased 825% from $20,614 in for the year ended September 30, 2006 as compared to $2,500 for the 2005 fiscal year.

Liquidity and Capital Resources
At September 30, 2006, the Company had current assets of $10,094, a working capital deficit of $12,606 and used $49,621 in operating activities during the year ended September 30, 2006.

On November 6, 2006, the Company sold 2,400,000 units at $.50 per Unit ($1,200,000 (U.S.)) to four non-U.S. investors in reliance upon Regulation S under the Securities Act of 1934, as amended. Each Unit was comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.60.  On December 18, 2006, the Company sold 909,009 shares of its common stock and warrants to purchase 454,505 shares of common stock to two non-U.S. investors for $2,500,000 in reliance upon Regulation S under the Securities Act of 1934, as amended. The 909,090 units were sold at $2.75(U.S.) per Unit for a total of $2,500,000. Each Unit was comprised of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $2.85 (U.S.) per share for a term of eighteen months.

We intend to use the proceeds from the sale of the common stock and warrants for general corporate purposes and potential acquisitions.

The Company must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration and acquisitions. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Canadian properties, to complete aquisitions, or to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Expressed in US Dollars)
(AUDITED)

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF SEPTEMBER 30, 2006 (AUDITED)

PAGE	F-3
STATEMENT OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2006 , FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2005, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2006 (AUDITED)

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2006 (AUDITED)

PAGE	F-5
STATEMENT OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2006, FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2005, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2006 (AUDITED)

PAGES	F-6 - F-8	NOTES TO FINANCIAL STATEMENTS (AUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Dhanoa Minerals, Ltd. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Dhanoa Minerals, Ltd. (an exploration stage company) as of September 30, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2006, for the period from July 11, 2005 (inception) to September 30, 2005 and for the period from July 11, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dhanoa Minerals, Ltd. (an exploration stage company) as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006, for the period from July 11, 2005 (inception) to September 30, 2005 and for the period from July 11, 2005 (inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $69,606 from inception, a negative cash flow from operations from inception of $53,331 and a working capital deficiency of $12,606. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Boynton Beach, Florida
November 16, 2006, except for note 3 as to which the date is December 27, 2006

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(AUDITED)
(Expressed in US Dollars)

ASSETS

CURRENT ASSETS
Cash	$3,669
Prepaid	6,425

TOTAL ASSETS	$10,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,700

TOTAL LIABILITIES	22,700

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 65,000,000 shares authorized, 47,500,000 shares issued and outstanding	47,500
Additional paid in capital	9,500
Accumulated deficit during exploration stage	(69,606)
Total Stockholders’ Equity	12,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,094

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(AUDITED)
(Expressed in US Dollars)

	For the Year Ended September 30, 2006	For The Period From July 11, 2005 (Inception) To September 30, 2005	For the Period from July 11, 2005 (Inception) to September 30, 2006

OPERATING EXPENSES
Exploration costs and expenses	$20,000	$4,000	$24,000
General and administrative	20,863	22	20,885
Professional fees	20,614	2,500	23,114
Listing and filing	3,773	600	4,373
Total Operating Expenses	65,250	7,122	72,372

LOSS FROM OPERATIONS	(65,250)	(7,122)	(72,372)

OTHER INCOME (EXPENSE)
Foreign currency transaction loss (gain)	146	(2,912)	(2,766)
Total Other Income (Expense)	146	(2,912)	(2,766)

LOSS BEFORE PROVISION FOR INCOME TAXES	(65,396)	(4,210)	(69,606)

Provision for Income Taxes	—	—	—

NET LOSS	$(65,396)	$(4,210)	$(69,606)

Net loss per share - basic and diluted	$—	$—	$—

Weighted average number of shares outstanding during the period - basic and diluted	47,500,000	12,962,960	41,241,611

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(AUDITED)
(Expressed in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	—	$—	35,000,000	$35,000	$(28,000)	$—	$—	$7,000

Common stock issued for cash ($0.02 per share)	—	—	12,500,000	12,500	37,500	—	—	50,000

Stock subscription receivable	—	—	—	—	—	(4,813)	—	(4,813)

Net loss for the period from July 11, 2005 (inception) to September 30, 2005	—	—	—	—	—	—	(4,210)	(4,210)

Balance, September 30, 2005	—	—	47,500,000	47,500	9,500	(4,813)	(4,210)	47,977

Stock subscription receivable	—	—	—	—	—	4,813	—	4,813

Net loss for the year ended September 30, 2006	—	—	—	—	—	—	(65,396)	(65,396)

BALANCE, SEPTEMBER 30, 2006	—	$—	47,500,000	$47,500	$9,500	$—	$(69,606)	$12,606

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(AUDITED)
(Expressed in US Dollars)

	For the Year Ended September 30, 2006	For the Period From July 11, 2005 (Inception) to September 30, 2005	For the Period From July 11, 2005 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,396)	$(4,210)	$(69,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(3,925)	(2,500)	(6,425)
Accounts payable	19,700	3,000	22,700
Net Cash Used In Operating Activities	(49,621)	(3,710)	(53,331)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of stock subscription receivable	4,813	52,187	57,000
Net Cash Provided By Financing Activities	4,813	52,187	57,000

NET INCREASE (DECREASE) IN CASH	(44,808)	48,477	3,669

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,477	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,669	$48,477	$3,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(AUDITED)
(Expressed in US Dollars)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of commercially minable deposits and have to be expensed. As of September 30, 2006, the Company had expensed $24,000 related to the mineral rights acquisition and exploration costs.

(E) Income Taxes

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

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(AUDITED)
(Expressed in US Dollars)

As of September 30, 2006, the Company has a net operating loss carryforward of approximately $69,606 available to offset future taxable income through 2025. The valuation allowance at September 30, 2006 was $23,666. The net change in the valuation allowance for the period ended September 30, 2006 was an increase of $22,235.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2006, there were no common share equivalents outstanding. Per share amounts have been adjusted to reflect the 1:5 forward stock split approved on October 9, 2006.

(G) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. For the twelve months ended September 30, 2006, the Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars.  The loss was determined at the exchange rates on the date of settlement.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(AUDITED)
(Expressed in US Dollars)

(J) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2006 and 2005, the Company had no amounts, in excess of FDIC insurance limits.

At September 30, 2006, the Company had total cash of $3,669 in a Canadian bank which is uninsured.

(L) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument

NOTE 2 STOCKHOLDERS’ EQUITY

During 2005, the Company issued 35,000,000 shares of common stock to its founders for cash of $7,000 ($0.0002 per share).

During 2005, the Company issued 12,500,000 shares of common stock for cash of $50,000 ($0.004 per share).

On October 9, 2006 the Company affected a 1:5 forward stock split. All share and per share amounts have been retroactively restated.

NOTE 3 SUBSEQUENT EVENTS

On October 9, 2006, the Company affected a 1:5 forward stock split. Per share amounts have been adjusted to reflect the 1:5 forward stock split as of September 30, 2006.

On October 10, 2006, the Company entered into an employment agreement with the new President which calls for an annual salary of $125,000, 250,000 restricted shares, and a yearly expense to a maximum of $25,000.

On November 6, 2006, the Company closed a private placement of 2,400,000 units for gross proceeds of $1,200,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.60 for a period of 24 months. The warrants are redeemable upon 30 days' written notice by the Company without any additional consideration.

Effective November 16, 2006, the former President of the Company cancelled 4,600,000 shares of common stock owned by him and contributed those shares to the Company.

The Company has executed letters of intent with Overseas Mining, S.A. to purchase 80% interests in two separate mining companies, Minera Paraiso Minelparsa, S.A. and Promenasa, S.A.  The purchase of these companies and their producing mining properties is subject to due diligence and the execution of definitive purchase agreements.

On December 18, 2006, the Company completed a private placement of 909,090 units at a price of $2.75 per unit for gross proceeds of $2,500,000.  Each unit consisted of one share of stock and one warrant exercisable for $2.85.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the September 30, 2006 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(D) Mineral Property
Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of commercially minable deposits and have to be expensed.

(G) Long-Lived Assets
The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 AAccounting for Goodwill and Other Intangible Assets@ and AAccounting for Impairment or Disposal of Long-Lived Assets@ (ASFAS No. 142 and 144@). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(H) Foreign Currency Translation
In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. For the twelve months ended September 30, 2006, the Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars. The loss was determined at the exchange rates on the date of settlement

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 151,"Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets B an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

ITEM 8B. OTHER INFORMATION

The Company has no off-balance sheet arrangements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the present directors and officers of the Company.

Name	Age	Position

Paul Roberts	66	Chief Executive Officer, President and Chairman of the Board

Darshan Mundi	55	Chief Financial Officer, Secretary, Treasurer and Director

Michael A. Dehn	37	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Paul Roberts is the Company=s President, Chief Executive Officer and Chairman of the Board of Directors. On October 10, 2006, Mr. Roberts was elected president and principal executive officer by our board of directors. Since May 2004, Mr. Roberts has been president and chief executive officer of Minvest, Inc. located in Oakville, Ontario, Canada. Minvest, Inc. is engaged in the business of providing technical and financial consulting services to the mining and energy industry. From July 2002 to May 2004, Mr. Roberts was president and chief executive officer of Alto Ventures Ltd. located in Vancouver, British Columbia, Canada. Alto Ventures Ltd. was engaged in the business of gold exploration. Alto Ventures Ltd. is traded on the TSX Venture Exchange under the symbol "ATV". From July 1997 to July 2002, Mr. Roberts was president and chief executive officer of Arizuma Silver Inc. located in Mississauga, Ontario, Canada. Arizuma Silver is engaged in the business of silver exploration in North and South America. From February 1994 to July 1997, Mr. Roberts was the Vice-President of Corporate Development for Greenstone Resources, a mining company. Mr. Roberts has a B.A. in Geology from McMasters University, a Masters degree in Mining Exploration from McGill University and a Masters of Business Administration from University of Toronto.

Mr. Darshan Mundi has been our Chief Financial Officer, Secretary, Treasurer and as a Director since our incorporation on July 11, 2005. Mr. Mundi received his Bachelor of Arts degree in Mathematics from the University of Punjab in 1972. From February 2000 to present, he has acted as Vice-President of 1396466 Ontario Ltd., a private company involved in real estate investment and mortgage financing. From April 2002 to present, Mr. Mundi has also managed a 295 unit residential property in which he is part owner. From January 1986 to August 1989, he acted as Vice-President of Larocque Hatchery Ltd., a private Ontario company involved in the operation of a chicken hatchery.

Mr. Mundi does not have any professional training or technical credentials in the exploration, development and operation of mines. Mr. Mundi intends to devote approximately 10% of his business time to our affairs.

Mr. Michael A. Dehn became a director of the Company effective November 16, 2006. From October 2005 to the present, Mr. Dehn is the Chief Executive Officer and a director of Nayarit Gold. From September 2005 to May 2006, he was the Vice President of Corporate Development of Grandview Gold (GVX.TSX). From August 2005 to the present, Mr. Dehn has been a mining consultant to Kings Bay Gold (KBG.TSX) and to Planet Exploration (PXI.TSX). From June 2005 to the present, he is a director of Metalore Resources (MET.TSX). From 1994 to August, 2005, Mr. Dehn was the Senior Geologist of Goldcorp Inc. in Toronto, Canada

Mr. Balwant Grewal and Mr. Joel Paul Kelland have resigned as directors and officers of the Company. Mr. Grewal resigned October 10, 2006 and Mr. Kelland resigned on November 16, 2006. Neither person resigned due to any conflict or disagreement with the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's chief executive officer for the three fiscal years ended September 30, 2006. The Company was formed and began operations on July 11, 2005.

	Fiscal
Name and	Year
Principal	Ended				All Other
Position	September 30	Salary	Bonus	Options	Compensation
Paul Roberts, CEO*	2006	$0	$0	$0	$0
Balwant Grewal, CEO	2006	$0	$0	$0	$0
Balwant Grewal, CEO	2005	$0	$0	$0	$0
Balwant Grewal, CEO	2004	$0	$0	$0	$0

* Mr. Paul Roberts took his position after September 30, 2006. His agreement with the Company is that he is to receive compensation in the amount of a $125,000 annual salary and an expense account not to exceed $25,000. He is also to receive 250,000 shares of common stock. However, Mr. Roberts has only received $10,000 in salary and $5,000 for expenses, all of which was paid after September 30, 2006.

The Company has no other agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

The Company may retain consultants from time to time to preform certain functions. During the fiscal year ended September 30, 2006, the Company retained Mr. Vare Grewal and his consulting company Pacific Imperial Capital Corporation. They were compensated $10,000 and $20,000 respectively for services relating to financial and management planning, financing assistance and capital formation. Mr. Vare Grewal is the son of Mr. Balwant Grewal, a former director and Chief Executive Officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2006 (as adjusted for a 1-for-5 forward stock split that was effective on October 9, 2006), the number and percentage of which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Stock	Percent of Class
Paul Roberts	0	0%
CEO, President, Director
271 MacDonald Rd.
Oakville, Ontario, Canada

Darhan Mundi	7,500,000	16%
CFO, Sec. Treasurer, Director
109-2520 Barton St.
Hamilton, Ontario, Canada, L8E 3RS

Micheal A. Dehn	0	0%
Director
220 Bay Street, Ste. 1420
Toronto, Ontario, Canada, M5J 2W4

Balwant Grewal	12,500,000	26%
Former President and CEO
9 Eiffel Blvd.
Brampton, Ontario, Canada, L6P 1V9

All Executive Officers anddirectors as a group (4 persons)	20,000,000	42%

The stock transfer agent of the Company is Empire Stock Transfer, Inc. 7251 W. Lake Meade Blvd. Ste 300, Las Vegas, NV. 89128; telephone number (702) 818-5895.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 16, 2006, Mr. Balwant Grewal, a former director and chief executive officer of the Company, canceled 4,600,000 shares of common stock owned by him.

ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

(3) (I)	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Form SB-2 registration statement of the Company [File No. 333-129864] filed on November 19, 2005.

(3) (v)	ByLaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company [File No. 333-129864] filed on November 19, 2006.

31.1	Certification of Paul Roberts

10.1	Letter of Intent to Purchase interest in Paraiso Minelparsa, S.A. dated September 23, 2006.

10.2	Letter of Intent to Purchase interest in Promenasa, S.A. dated December 20, 2006.

31.2	Certification of Darshan Mundi

32.1	Certification of Paul Roberts and Darshan Mundi

99.1	Exploration Report for Close-Allies property, Phase II and beginning of Phase III prepared by geologist Laurence Sookochoff dated July 19, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Webb & Company, P.A., our principal accounting firm, for the fees billed for fiscal years ended September 30, 2006 and 2005 are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Webb & Companyfor fiscal year ended
September 30, 2006	$6,938.35*
September 30, 2005	$2,000.00

*	2,000 included in this amount was accrual for the year end audit

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dhanoa Minerals, Ltd.

Dated:  January 5, 2007
/s/ Paul Roberts

Paul Roberts, Chief Executive Officer and President

Dated:  January 5, 2007
/s/ Darshan Mundi

Darshan Mundi, Chief Financial Officer and
Principal Accounting Officer

DIRECTORS:

Dated:  January 5, 2007
/s/ Michael A. Dehn

Michael A. Dehn, Director

Dated:  January 5, 2007
/s/ Darshan Mundi

Darshan Mundi, Director

Dated:  January 5, 2007
/s/ Paul Roberts

Paul Roberts, Chief Executive Officer,
President and Director

INDEX OF EXHIBITS ATTACHED

Exhibit
Number	Description
21	List of subsidiaries
31.1	Certification of Paul Roberts
31.2	Certification of Darshan Mundi
32.1	Certification of Paul Roberts and Darshan Mundi