Form 10QSB
period 2006-12-31
Dhanoa Minerals Ltd.
filed 2007-02-23
CIK 1343845

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-129864

DHANOA MINERALS LTD.
(Exact name of small business issuer as
specified in its charter)

Nevada	98-0470528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Martin Grove Road, Toronto, Ontario, Canada M9W 4X4
(Address of principal executive offices)

(416) 838-4348
(Issuer's telephone number)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,859,090 shares as of February 14, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DHANOA MINERALS LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

ASSETS
CURRENT ASSETS
Cash	$1,896,773
Prepaid	83,339
Deposits held in escrow	1,500,000

TOTAL ASSETS	$3,480,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,214

TOTAL LIABILITIES	47,214

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 46,209,090 shares issued and outstanding	46,209
Additional paid in capital	3,710,788
Accumulated deficit during exploration stage	(324,099)
Total Stockholders’ Equity	3,432,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,480,112

See accompanying notes to unaudied financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US Dollars)

	For The Three Months Ended December 31, 2006	For The Three Months Ended December 31, 2005	For the Period from July 11, 2005 (Inception) to December 31, 2006

OPERATING EXPENSES
Exploration costs and expenses	$127,215	$5,000	$151,215
General and administrative	98,982	1,792	118,707
Professional fees	28,297	9,169	51,411
Total Operating Expenses	254,494	15,961	321,333

LOSS FROM OPERATIONS	(254,494)	(15,961)	(321,333)

OTHER INCOME (EXPENSE)
Foreign currency transaction loss (gain)	-	146	(2,766)
Total Other Income (Expense)	-	146	(2,766)

LOSS BEFORE PROVISION FOR INCOME TAXES	(254,494)	(16,107)	(324,099)

Provision for Income Taxes	-	-	-

NET LOSS	$(254,494)	$(16,107)	$(324,099)

Net loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	46,813,241	47,500,000	41,224,246

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	-	$-	35,000,000	$35,000	$(28,000)	$-	$-	$7,000
Common stock issued for cash ($0.02 per share)	-	-	12,500,000	12,500	37,500	-	-	50,000
Stock subscription receivable	-	-	-	-	-	(4,813)	-	(4,813)
Net loss for the period from July 11, 2005 (inception) to September 30, 2005	-	-	-	-	-	-	(4,210)	(4,210)

Balance, September 30, 2005	-	-	47,500,000	47,500	9,500	(4,813)	(4,210)	47,977
Stock subscription receivable	-	-	-	-	-	4,813	-	4,813
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(65,395)	(65,395)

Balance, September 30, 2006	-	-	47,500,000	47,500	9,500	-	(69,605)	(12,605)
Common stock issued for cash ($0.50 per share)	-	-	2,400,000	2,400	1,197,600	-	-	1,200,000
Common stock issued for cash ($2.75 per share)	-	-	909,090	909	2,499,088	-	-	2,499,997
Cancelled shares	-	-	(4,600,000)	(4,600)	4,600	-	-	-
Net loss for the period ended December 31, 2006	-	-	-	-	-	-	(254,494)	(254,494)

BALANCE, December 31, 2006	-	$-	46,209,090	$46,209	$3,710,788	$-	$(324,099)	$3,432,898

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US Dollars)

	For The Three Months Ended December 31, 2006	For The Three Months Ended December 31, 2005	For the Period From July 11, 2005 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,494)	$(16,107)	$(324,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(76,914)	(2,500)	(83,339)
Accounts payable	24,514	1,087	47,214
Net Cash Provided by (Used In) Operating Activities	(306,894)	17,520	(360,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits in escrow	(1,500,000)	-	(1,500,000)
Net Cash Used In Investing Activities	(1,500,000)	-	(1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,699,997	4,813	3,756,997
Net Cash Provided By Financing Activities	3,669,997	4,813	3,756,997

NET INCREASE (DECREASE) IN CASH	1,893,103	(12,707)	1,896,773

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,669	48,477	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,896,773	$35,770	$1,896,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(D) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights is presumed to be insupportable prior to determining the existence of commercially minable deposits and are expensed when purchased.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31, 2006 and 2005, the assumed exercise of 2,854,545 and 0 shares were not included in the calculation of dilutive net loss per share as the amounts were anti-dilutive. Per share amounts have been adjusted to reflect the 1:5 forward stock split approved on October 9, 2006.

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

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)
(J) Concentration of Credit Risk

At December 31, 2006, the Company had total cash of $1,896,773 in a Canadian bank which is uninsured.

(K) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue and a negative cash flow from operations of $360,224 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding (See Note 6) and implement its strategic plans (See Note 3) provide the opportunity for the Company to continue as a going concern.

NOTE 3	DEPOSITS HELD IN ESCROW

Minera Paraiso Minelparasa S.A.

The Company has entered into a Letter of Intent to purchase an interest in mining property in Ecuador. Under the terms of the Letter of Intent with Overseas Mining, S.A., the Company has agreed, subject to completion of due diligence, to acquire an 80 % interest in the share capital of the Ecuador company, Minera Paraiso Minelparsa S.A. (“Paraiso”), which owns the operating mine and all related assets. The purchase consideration for the 80% interest consists of 5,000,000 restricted common shares and cash payments totaling US $10,000,000. As of December 31, 2006, the Company paid a $500,000 refundable deposit on the signing of the Letter of Intent. As of February 16, 2006, no definitive agreement has been signed and the Letter of Intent has expired; however, the proposal is pending subject to the resolution of certain outstanding due diligence issues.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

Promenasa, S.A.

Effective December 20, 2006, the Company entered into a letter of Intent agreement to acquire 80% of the ownership of Promenasa, S.A., an Ecuador mining company (“Promenasa”), for $2,400,000 (U.S.) and approximately 5,000,000 shares of the restricted common stock of the Company. The Company has agreed that a portion of the total consideration will be structured as loans. The Company has made a down payment of $1,000,000 and will make a second payment of $1,400,000 within five (5) months of closing. The remainder of the cash consideration is $7,300,000 in the form of loans to Promenasa, payable within six months after the closing for the purpose of upgrading the mine and mill; and for additional equipment. The first loan of $1,300,000 ws paid during February 2007. The loans will be secured by a mortgage and liens covering all of the assets of Promenasa and the equipment. The acquisition of Promenasa was subject to the negotiation and completion of a definitive stock purchase agreement, the completion of due diligence by the Company, completion of the necessary financing, and the satisfaction of normal representations and warranties by the parties. A definitive agreement has been signed by the Company effective January 23, 2007.

NOTE 4	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 35,000,000 shares of common stock to its founders for cash of $7,000 ($0.0002 per share).

During 2005, the Company issued 12,500,000 shares of common stock for cash of $50,000 ($0.004 per share).

On October 9, 2006 the Company affected a 5:1 forward stock split. All share and per share amounts have been retroactively restated.

On November 6, 2006, the Company closed a private placement of 2,400,000 units for gross proceeds of $1,200,000 ($0.50 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.60 for a period of twenty four months.

On November 16, 2006, the former President of the Company returned 4,600,000 shares of common stock owned by him. The shares were cancelled and retired.

On December 18, 2006, the Company closed a private placement of 909,090 units for gross proceeds of $2,499,997 ($2.75 per unit). Each unit consists of one common share and a purchase warrant to purchase one-half of a share of common stock at a price of $2.85 for a period of eighteen months.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

NOTE 5	RELATED PARTY

On October 10, 2006, the Company entered into an employment agreement with the new President which calls for an annual salary of $125,000, 250,000 restricted shares, and a yearly expense allowance up to a maximum of $25,000. The Company is accruing the value of the shares prorate as they are earned in accrued expenses based on the fair value on the date of grant. As of December 31, 2006, $15,000 was paid to the president of the Company and $37,083 was recorded in accrued expenses.

During the three month period ended December 31, 2006, the Company paid $7,000 for consulting services provided by the former Chief Financial Officer of the Company.

NOTE 6	SUBSEQUENT EVENTS

During February 2007, the Company closed a private placement of 650,000 units at $2.00 per unit for gross proceeds of $1,300,000 ($2.00 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $2.50 for a period of eighteen months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements and Information

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Results of Operations

Comparison of operations for the three months ended December 31, 2006 with the three months ended December 31, 2005.

The Company did not have any revenues during the three month period ended December 31, 2006 and 2005.

The Company had a net loss of $254,494 during the three month period ended December 31, 2006 compared to a net loss of $16,107 for the comparable period in 2005, an increase of 1,480%. Components of the changes in net loss are discussed below.

Exploration costs and expenses increased by $122,215 or 2,444% quarter-on-quarter to $127,215 for the quarter ended December 31, 2006 compared to the same corresponding quarter in 2005 of $5,000. The increase was in line with increase in the mining exploration activities in Ecuador.

General and administrative expenses increased by $97,190 or 5,424% quarter-on-quarter to $98,982 for the quarter ended December 31, 2006, compared to the same corresponding quarter in 2005 of $1,792.

Professional fees increased by $19,128 or 209% to $28,297 for the quarter ended December 31, 2006, compared to the same corresponding quarter in 2005 of $9,169.

Total other income and expenses decreased by $146 or 100% quarter-on-quarter to $ 0 for the quarter ended December 31, 2006, compared to $146 for the same corresponding quarter in 2005.

Liquidity

The Company had stockholders' equity of $3,432,898 as of December 31, 2006, including cash of $1,896,773. However, the Company believes that its liquidity is not sufficient for the next 12 months. As a result, the Company intends to offer and sell its capital stock and may incur borrowings to expand the business of the Company. During February 2007, the Company sold $1,300,000 of its common stock and warrants to increase its liquidity.

Because the Company has been in the exploration stage with no revenue, a negative cash flow, and contract commitments in excess of its cash and other liquid current assets, this raises substantial doubt about the ability of the Company to continue as a going concern and continue its operations for the next 12 months.

On January 23, 2007, the Company entered into an agreement to acquire 80% of Promenasa, S.A. that owns producing gold mines in Ecuador. The Company has agreed to pay $2,400,000 for their equity in the properties. Additionally, the Company has committed to loaning $7,300,000 to its subsidiary for making improvements and upgrading the milling and refining technology at the mines.

To date, the Company has paid $1,000,000 of the purchase price and must pay an additional $1,400,000 by June 23, 2007. The Company has made an initial loan installment of $1,300,000 and must loan an additional $6,000,000 over the next six months. Those financial commitments are expected to be met by cash on hand, the sale of additional equity securities, operating revenues and, if necessary, loans to the Company.

Contractual Obligations

On October 10, 2006, the Company entered into an employment agreement with the new President which calls for an annual salary of $125,000, 250,000 restricted shares of common stock, and a yearly expense allowance up to a maximum of $25,000. The Company is accruing the value of the shares prorata as they are earned in accrued expenses based on their fair value on the date of grant. As of December 31, 2006, $15,000 was paid to the president of the fCompany and $37,083 was recorded in accrued expenses.

Critical Accounting Policies

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights is presumed to be insupportable prior to determining the existence of commercially minable deposits and are expensed when purchased.

(H) Foreign Currency Translation

In accordance with SFAS 52 “Foreign Currency Translation”, the Company has determined that its functional currency is the United States Dollar.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that, a material weakness in our internal accounting controls existed prior to December 31, 2006 so that our disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our current existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We are in the process of making significant changes to our internal controls subsequent to the Evaluation Date. During the course of the most recent examination of our financial statements for the period ended December 31, 2006 by our independent accountants, we were advised of the existence of a material weakness in our internal accounting controls that existed prior to December 31,2006. We are applying the necessary corrective action and believe this weakness will be remediated.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 8, 2006, the Company issued 400,000 units of its Common Stock and Warrants to Alpha Capital for $.50 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

On November 8, 2006, the Company issued 700,000 units of its Common Stock and Warrants to B.I.G. Communications Inc. for $.50 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

On November 8, 2006, the Company issued 600,000 units of its Common Stock and Warrants to Bank Sal. Oppenheim Jr & CIE (Schweiz) AG for $.50 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

On November 8, 2006, the Company issued 700,000 units of its Common Stock and Warrants to Oriental Overseas Developments Co. Ltd. for $.50 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

On December 20, 2006, the Company issued 454,545 units of its Common Stock and Warrants to BIG Communications Inc. for $2.75 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

On December 20, 2006, the Company issued 454,545 units of its Common Stock and Warrants to EH & P Investments AG for $2.75 per unit in reliance upon Regulation S under the Securities Act of 1933, as amended.

In February 2007, the Company issued 650,000 shares of its Common Stock with Warrants to purchase 650,000 shares of its Common Stock at an excessise price of $2.50 per share for a period of 18 months to Elgar Finance and Trade Chap. for $1,300,000 in reliance upon Regulation 5 under the Securities of Act of 1933, as amended .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEMS 5. OTHER INFORMATION

On January 23, 2007, the Company entered into a purchase agreement to acquire 80% of the ownership and capital of Promenasa, S.A., an Ecuador mining company (“Promenasa”) for $2,400,000 (U.S.) and 5,000,000 shares of the restricted common stock of the Company at a deemed price of not less than $3.00 per share. The Company also agreed to loan $7,300,000 to Promenasa after the closing for the purpose of purchase of additional equipment and for upgrading during a six month period after the closing. The first loan of $1,300,000 was made by the Company to Promenasa during February 2007. The loans will be secured by a mortgage and liens covering all of the assets of Promenasa. See Note 3 to Financial Statements.

Promenasa is the owner and operator of producing gold mines and mills in the sector Paradise, Peublo Neuvo of the Conton Ponre Enriquest, County of the Azuay in Ecuador. The Company intends to increase the gold production of the mine by upgrading and increasing its equipment, facilities and production technology.

During February 2007, the Company closed a private placement of 650,000 units of its securities at $2.00 per unit for gross proceeds of $1,300,000 ($2.00 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $2.50 for a period of eighteen months.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification of Paul Roberts

32	Certification of Paul Roberts

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dhanoa Minerals Ltd.

Date: February 19, 2007	By:	/s/ Paul Roberts
Paul Roberts Chief Executive Officer, President, and principal accounting officer