Form 10QSB
period 2007-03-31
Dhanoa Minerals Ltd.
filed 2007-05-22
CIK 1343845

9
United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(416) 838-4348
(Issuer's telephone number)

_______________________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,947,004 shares as of May 10, 2007

Transitional Small Business Disclosure Format (check one): Yes   ☐ No    ☒

DHANOA MINERALS LTD.
INDEX

PART I. FINANCIAL INFORMATION

DHANOA MINERALS LTD.
FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(Expressed in US Dollars)
(UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	3	CONDENSED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	7 - 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

CURRENT ASSETS
Cash	$660,167
Receivable from affiliated individual	219,955
Prepaid expenses	159,733
1,039,855

Deposit in escrow on mineral properties	1,100,000
Loan receivable - Promenana	1,700,000

TOTAL ASSETS	$3,839,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,021

TOTAL LIABILITIES	19,021

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 34,128,823 shares issued and outstanding	34,129
Additional paid in capital	5,022,868
Accumulated deficit during exploration stage	(1,236,163)
Total Stockholders’ Equity	3,820,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,839,855

See accompanying notes to financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in US Dollars)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,		For the Period from July 11, 2005 (Inception) to March 31,
	2007	2006	2007	2006	2007
OPERATING EXPENSES
Exploration costs and expenses	$23,228	$-	$150,443	$5,000	$174,443
General and administrative	102,546	5,237	241,075	16,198	289,446
Total Operating Expenses	125,774	5,237	391,518	21,198	463,889

LOSS FROM OPERATIONS	(125,774)	(5,237)	(391,518)	(21,198)	(463,889)

OTHER INCOME (EXPENSE)
Inadequately Supported Expenditures	(755,040)	-	(775,040)	-	(775,040)
Foreign currency transaction (loss) gain	-	-	-	(146)	2,766
Total Other Income (Expense)	-	-	-	(146)	2,766

LOSS BEFORE PROVISION FOR INCOME TAXES	(880,814)	(5,237)	(1,166,558)	(21,344)	(1,236,163)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(880,814)	$(5,237)	$(1,166,558)	$(21,344)	$(1,236,163)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	43,012,349	47,500,000	45,370,092	47,500,000	44,187,158

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Common stock issued to founders for cash ($0.001 per share)	-	$-	35,000,000	$35,000	$(28,000)	$-	$-	$7,000
Common stock issued for cash ($0.02 per share)	-	-	12,500,000	12,500	37,500	-	-	50,000
Stock subscription receivable	-	-	-	-	-	(4,813)	-	(4,813)
Net loss for the period from July 11, 2005 (inception) to September 30, 2005	-	-	-	-	-	-	(4,210)	(4,210)

Balance, September 30, 2005	-	-	47,500,000	47,500	9,500	(4,813)	(4,210)	47,977
Stock subscription receivable	-	-	-	-	-	4,813	-	4,813
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(65,395)	(65,395)

Balance, September 30, 2006	-	-	47,500,000	47,500	9,500	-	(69,605)	(12,605)
Common stock and warrants issued for cash ($0.50 per share)	-	-	2,400,000	2,400	1,197,600	-	-	1,200,000
Common stock and warrants issued for cash ($2.75 per share)	-	-	909,090	909	2,499,088	-	-	2,499,997
Common stock and warrants issued for cash ($2 per share)	-	-	650,000	650	1,299,350	-	-	1,300,000
Cancelled shares	-	-	(17,330,267)	(17,330)	17,330	-	-	-
Net loss for the period ended March 31, 2007	-	-	-	-	-	-	(1,166,558)	(1,166,558)

BALANCE, MARCH 31, 2007	-	$-	34,128,823	$34,129	$5,022,868	$-	$(1,236,163)	$3,820,834

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US Dollars)

	For The Six Months Ended March 31, 2007	For The Six Months Ended March 31, 2006	For the Period From July 11, 2005 (Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,166,558)	$(21,344)	$(1,236,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliated individual	(219,955)	-	(219,955)
Prepaid expenses	(153,308)	(15,925)	(159,733)
Accounts payable	(3,678)	(1,300)	19,021
Net Cash Provided by (Used In) Operating Activities	(1,543,499)	(38,569)	(1,596,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits made to acquire mineral properties	(1,100,000)	-	(1,100,000)
Loan to Promenasa	(1,700,000)	-	(1,700,000)
Net Cash Used In Investing Activities	(2,800,000)	-	(2,800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,999,997	4,813	5,056,997
Net Cash Provided By Financing Activities	4,999,997	4,813	5,056,997

NET INCREASE (DECREASE) IN CASH	656,498	(33,756)	660,167

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,669	48,477	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$660,167	$14,721	$660,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

During the six months ended March 31, 2007, the Company cancelled 17,330,267 of the founding shareholders common stock with no consideration given to the founding shareholders.

See accompanying notes to unaudited financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
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
AS OF MARCH 31, 2007
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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” For the three and six months periods ended March 31, 2007 and 2006, and for the period from inception through March 31, 2007, the assumed exercise of 3,504,545 shares were not included in the calculation of dilutive net loss per share as the amounts were anti-dilutive. Per share amounts have been adjusted to reflect the 1:5 forward stock split approved on October 9, 2006.

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
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Concentration of Credit Risk

At March 31, 2007, the Company had total cash of $660,167 in a Canadian bank which is uninsured.

(K) Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

NOTE 2 INADEQUATELY SUPPORTED EXPENDITURES

It has recently come to management's attention that expenditures totaling $994,995 incurred during the six months ended March 31, 2007, were made by the Company's assistant treasurer without adequate supporting documentation or proper approvals from the board of directors. At the request of management, this assistant treasurer resigned effect May 21, 2007. The assistant treasurer has agreed to reimburse the company for $219,955 of the above inadequately supported expenditures.

Management is currently investigating the validity of the remaining $775,040 of inadequately supported expenditures. For financial reporting purposes, these expenditures have been shown in a separate line item, "Inadequately Supported Expenditures", on the Statement of Operations. It is management's intention to amend the 10QSB once they have been adequately supported.

NOTE 3 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue and a negative cash flow from operations of $1,596,830 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding (See Note 4) and implement its strategic plans (See Note 3) provide the opportunity for the Company to continue as a going concern.

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

NOTE 3 MINERAL PROPERTIES

Minera Paraiso Minelparasa S.A.

The Company has entered into a Letter of Intent to purchase an interest in mining property in Ecuador. Under the terms of the Letter of Intent with Overseas Mining, S.A., the Company has agreed, subject to completion of due diligence, to acquire an 80 % interest in the share capital of the Ecuador company, Minera Paraiso Minelparsa S.A. (“Paraiso”), which owns the operating mine and all related assets. The purchase consideration for the 80% interest consists of 5,000,000 restricted common shares and cash payments totaling US $10,000,000. As of March 31, 2007, the Company paid a $500,000 refundable deposit on the signing of the Letter of Intent. Upon completion of due diligence however, the Company has decided to abandon the acquisition of Paraiso.

The Company has agreed with Overseas Mining, S.A. to use the $400,000 refundable deposit toward the Company’s loan obligation to Promenasa and $100,000 towards the purchase price.

Promenasa, S.A.

Effective January 23, 2007, the Company entered into a Share Sales Agreement to acquire 80% of the ownership of Promenasa, S.A., an Ecuador mining company (“Promenasa”), for $2,400,000 (U.S.) and approximately 6,818,181 shares of the restricted common stock of the Company. In addition, the Company agreed to make a $7,300,000 loan to Propmenasa. The Company has made a down payment of $1,100,000 and will make a second payment of $1,300,000 within five (5) months of closing. The $7,300,000 of loans to Promenasa are to be made within six months after the closing for the purpose of upgrading the mine and mill; and for additional equipment. The loans will be secured by a mortgage and liens covering all of the assets of Promenasa and the equipment. As of March 31, 2007, the Company paid $1,700,000 toward the Company’s loan obligation and has made a deposit of $1,100,000 towards the purchase price. As of March 31, 2007, this sale has not been finalized and the 6,818,181 shares of restricted common stock were being held in escrow pending the closing on this sale.

Subsequent to March 31, 2007, another $395,000 was paid towards the loan obligation.

NOTE 4 STOCKHOLDERS’ EQUITY

During 2005, the Company issued 35,000,000 shares of common stock to its founders for cash of $7,000 ($0.0002 per share).

During 2005, the Company issued 12,500,000 shares of common stock for cash of $50,000 ($0.004 per share).

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

On October 9, 2006 the Company affected a 1: 5 forward stock split. All share and per share amounts have been retroactively restated.

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

On February 12, 2007, the Company closed a private placement of 650,000 units at $2.00 per unit for gross proceeds of $1,300,000 ($2.00 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $2.50 for a period of eighteen months.

Effective March 6, 2007, two founding shareholders cancelled a total of 19,778,618 shares of common stock for no consideration.

Share Purchase Warrants

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, September 30, 2006	-	$-
Granted
November 6, 2006	2,400,000	0.60
December 18, 2006	454,545	2.85
February 12, 2007	650,000	2.50

Balance, March 31, 2007	3,504,545	$1.24

DHANOA MINERALS LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

As at March, 2007, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
2,400,000	$0.60	November 6, 2008
454,545	$2.85	May 18, 2008
650,000	$2.50	August 12, 2008
3,504,545

NOTE 5 RELATED PARTY

On October 10, 2006, the Company entered into an employment agreement with the new President which calls for an annual salary of $125,000, 250,000 restricted shares, and a yearly expense allowance up to a maximum of $25,000. The Company is accruing the value of the shares prorated as they are earned in accrued expenses based on the fair value on the date of grant. As of March 31, 2007, $45,000 was paid to the president of the Company and $62,500 was recorded in accrued expenses.

During the six month period ended March 31, 2007, the Company paid $7,000 for consulting services provided by the former Chief Financial Officer of the Company.

During the six month period ended March 31, 2007, the Company paid $20,000 for consulting services provided by the former Treasurer of the Company.

NOTE 6 SUBSEQUENT EVENTS

On April 23, 2007, the Company paid another $395,000 towards the Promenasa purchase agreement obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company's future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company's actual results may differ materially from those expressed in these forward-looking statements.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2007 compared to March 31, 2006.

During the three months ended March 31, 2007, the Company had $23,228 in exploration and development expenses, as compared to the period ended March 31, 2006 when the Company incurred $0 in exploration costs.

During the three months ended March 31, 2007, general and administrative expenses totaled $102,546, as compared to $5,237 for the period ended March 31, 2006, an increase of approximately 1,858%.

Results of Operations for the six months ended March 31, 2007 compared to March 31, 2006

During the six months ended March 31, 2007, the Company had $150,443 in exploration and development expenses, as compared to the period ended March 31, 2006 when the Company incurred $5,000 in exploration costs, an increase of  2,909%.

During the six months ended March 31, 2007, general and administrative expenses totaled $241,075, as compared to $16,198 for the same six month period ended March 31, 2006, an increase of approximately 1,388%.

Liquidity and Capital Resources

The Company is a development stage mining production company and had no revenues during the six month periods ended March 31, 2007 and March 31, 2006.  The Company had no revenue as of March 31, 2007 or during the six month period ended March 31, 2007.

The Company has financial commitments related to the January 23, 2007 Share Purchase Agreement (“Agreement”) to purchase an 80% interest in Promenasa, S.A.. The Agreement obligates the Company loan its subsidiary, Promenasa, $7,300,000 at the rate of approximately $1,000,000 per month until the loan obligation is satisfied. As of March 31, 2007 the company has loaned Promenasa $1,700,000. The Company is obligated to loan Promenasa an additional $5,600,000. Additionally, under the terms of the Agreement the Company must pay the final installment of the purchase price for Promenasa by June 15, 2007. The final purchase price payment amount is $1,300,000. The Company intends to raise those funds through private placements and/or loans to the Company.

At March 31, 2007 the Company had $660,167 in cash on hand. The Company does not have enough cash on hand to satisfy their minimum cash requirements for the next twelve months. The Company anticipates incurring additional losses as a result of their contractual obligations, exploration and development expenses, and expenses associated with the operations of the Company. The Company may generate some revenue in the near future from its mineral interests but it is unlikely that those revenues will be adequate to meet the all of the Company’s financial obligations. The Company must rely on corporate officers, directors and outside investors in order to meet its budget. The Company may seek capital from the sale of its common stock or other securities, however, there is no assurance that an offering of its securities can be completed on terms satisfactory to the Company. If the Company is unable to obtain additional financing from any one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Ecuadorian properties or to continue as a going concern.

Commercial Obligations and Commercial Commitments

The following table is a recap of the Company's contractual obligations as of March 31, 2007.

Contractual Obligations	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years
Long-term Debt	$-	$-	$-	$-
Loans to subsidiary	$5,600,000	$5,600,000	$-	$-
Purchase Obligation	$1,300,000	$1,300,000	$-	$-
Total Contractual Cash Obligations	$6,900,000	$6,900,000	$-	$-

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its principal accounting officer (collectively, the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.   The assistant treasure of the Company has committed the Company to make certain payments that, as of the date of this filing, are unsupported. The company has reached an agreement with the assistant treasure to reimburse the company for $219,955 for those undocumented expenses and also for him to resign his position in the Company. In light of these undocumented expenditures, the Company will be conducting an internal investigation as to whether its internal controls are adequate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2007, the Company issued 650,000 shares of its restricted Common Stock to Elgar Finance & Trade at $2.00 per share in reliance upon Regulation S under the Securities Act of 1933, as amended. The non-brokered private placement was of 650,000 units at a price of $2.00 US per unit for total gross proceeds of $1,300,000. The units consist of one common share and one full share purchase warrant, with each warrant exercisable for $2.50 for another 18 months from the closing date of the private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEMS 5. OTHER INFORMATION

Acquisition of Promenasa, S.A.

On January 23, 2007, the Company entered into a Share Purchase Agreement (“Agreement”) with Overseas Mining, S.A. to acquire 80% of the ownership and capital of Promenasa, S.A., an Ecuador mining company (“Promenasa”) for $2,400,000 (U.S.) and 5,000,000 shares of the restricted common stock of the Company at a deemed price of not less than $3.00 per share. On March 7, 2007, the Company issued 6,818,181 shares of restricted common stock to Overseas to satisfy its stock obligation per the Agreement. On April 25, 2007, Overseas issued 640 shares of Promenasa (representing an 80% ownership) to the Company. Overseas’ and the Company’s shares are being held in escrow until the terms of the Agreement are met.

As part of the Agreement, the Company also agreed to loan $7,300,000 to its subsidiary, Promenasa, after the closing for the purpose of purchasing additional equipment, upgrading the technology, and developing the properties. That loan was to be mad over the six month period after the closing. The first loan installment of $1,300,000 was made to Promenasa in February 2007. Further, the Agreement states the Company is to loan Promenasa $1,000,000 every thirty days thereafter for six months. As of the date of this report the Company has loaned $2,095,000 to Promenasa and has a remaining loan obligation of $5,205,000. The Company has not satisfied its loan obligation for the month of April. The loans will be secured by a mortgage and liens covering all of the assets of Promenasa.

Promenasa is the owner of producing gold mines and mills in the sector Paradise, Peublo Neuvo of the Conton Ponce Enriquest, County of the Azuay in Ecuador. The Company intends to increase the gold production of the mine by upgrading and increasing its equipment, facilities and production technology.

Resignation and Appointment of Directors.

On May 12, 2007, Mr. Michael Dehn resigned as a director of the Company. There were no disagreements with Mr. Dehn regarding the policies or procedures of the Company. Mr. Lee Andrew Balak was appointed as Director of the Company to fill the vacancy created by the resignation of Mr. Dehn.

Mr. Lee Andrew Balak was appointed to be Director of the Company on May 12, 2007. From June of 2005 to January of 2007, Mr. Balak has served as the President of Britannica Resources Corp., a Canadian mining exploration company (symbol BRR.V). He is still serving as a Director of Britannica. From February 1996 to June of 2004, Mr. Balak served as a director and as the Chief Executive Officer and President of Power Technology Inc. (symbol PWTC). He remained as a consultant to Power Technology Inc. until January of 2005. From February 2000 to December 6, 2002, Mr. Balak has served as a director and President of Fluidic/Microwave Systems, Inc., a Nevada corporation. Mr. Balak was the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C.. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation. Mr. Balak attended the University of Winnipeg.

ITEM 6. EXHIBITS

(a) Exhibits.

31	Certification of Paul Roberts

32	Certification of Paul Roberts

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dhanoa Minerals Ltd.

Date: May 22, 2007	By:	/s/ Paul Roberts
Paul Roberts
Chief Executive Officer, President,
and principal accounting officer