Form 10QSB
period 2007-06-30
Dhanoa Minerals Ltd.
filed 2007-08-22
CIK 1343845

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to ________________

         Commission File Number: 333-129864

                              DHANOA MINERALS LTD.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                    98-0470528
               ------                                    ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



               15 Oceanview Road, Lions Bay, B.C., Canada V0N 2E0
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 925-0716
                 -----------------------------------------------
                           (Issuer's telephone number)

         _______________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. [ ] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,127,332 shares as of August 9, 2007.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                              DHANOA MINERALS LTD.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of June 30, 2007.......................... 3

         Condensed Statements of Operations for the three and the nine months ended June 30, 2007........................................... 4

         Condensed Statements of Stockholders' Equity for the period from July 11, 2005 (Inception) to June 30, 2007 ..................... 5

         Condensed Statements of Cash Flows for the three and the nine months ended June 30, 2007........................................... 6

         Notes to the Condensed Financial Statements.......................... 7

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures .............................................16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........16

Item 3.  Defaults upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits ............................................................18

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              DHANOA MINERALS LTD.
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

         The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as "may," "will," "intend," "anticipate," "believe," "estimate," "expect," "should" or similar expressions or the negative of such words or expressions. These statements also relate to the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company's future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company's actual results may differ materially from those expressed in these forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

         For the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006, Dhanoa had a net loss of $637,082 and $18,354, respectively, a increase of approximately 3407%.

         Mining exploration costs decreased 41% to $8,889 during the three month period ended June 30, 2007 as compared to $15,000 for the comparable period in 2006.

         General and administrative expenses increased 18,828% to $634,847 during the three month period ended June 30, 2007 as compared to $ 3,354 for the comparable period in 2006.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

         Dhanoa anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. Additional expenditures are necessary to determine the extent future revenues will be generated from its properties.

         For the nine month period ended June 30, 2007 compared to the nine month period ended June 30, 2006, Dhanoa had a net loss of $1,028,600 and $38,697, respectively, a 2558% increase in net loss.

         Mining exploration costs decreased 697% to $159,341 during the nine month period ended June 30, 2007 as compared to $20,000 for the comparable period in 2006.

         General and administrative expenses decreased 4622% to $875,922 during the nine months ended June 30, 2007 as compared to $18,551 for the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage mining exploration company and had no revenues during the nine month period ended June 30, 2007.

         The Company has financial commitments related to the January 23, 2007 Share Purchase Agreement ("Agreement") to purchase an 80% interest in Promenasa, S.A. a mining company located in Ecuador. The Agreement obligates the Company to loan its subsidiary, Promenasa, $7,300,000 at the rate of approximately $1,000,000 per month until the loan obligation is satisfied. As of June 30, 2007, the Company has loaned Promenasa $3,781,285. The Company is obligated to loan Promenasa an additional $3,518,715. Additionally, pursuant to the Agreement, the Company placed $1,300,000 in escrow to pay the remaining installment of the purchase price once the Company is satisfied that the former owners have verified certain employee payroll tax obligations. The Company took title to on Promenasa August 1, 2007, however it is still negotiating the precise amount of the final installment which may be reduced to offset certain tax obligations it may assume.

         At June 30, 2007, the Company had $140,948 in cash on hand. The Company does not have enough cash on hand to satisfy our minimum cash requirements for the next twelve months. The Company anticipates incurring additional losses as a result of its contractual obligations and mining development expenses, and expenses associated with the operations of the Company. The Company may generate some revenue in the near future from its mineral interests but it is unlikely that those revenues will be adequate to meet the all of the Company's financial obligations. The Company must rely on corporate officers, directors and outside investors in order to meet its budget. The Company may seek capital from the sale of its common stock or other securities, however, there is no assurance that an offering of its securities can be completed on terms satisfactory to the Company. If the Company is unable to obtain additional financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the development of its Ecuadorian properties or to continue as a going concern.


The following table is a summary of the Company's contractual obligations as of June 30, 2007.

Contractual
Obligations        Payments Due by Period
-----------        ----------------------
                                                           One        Three to
                                         Less Than       to Three       Five
                          Total          One Year         Years         Years
                       ------------    ------------    -----------   -----------
Long-term Debt         $         --    $         --    $        --   $        --

Loans to
subsidiary             $  3,518,715    $  3,518,785    $        --   $        --

Purchase
Obligation             $  1,300,000*   $  1,300,000*   $        --   $        --

Total
Contractual
Cash
Obligations            $  4,818,715    $  4,818,715    $        --   $        --


 * $1,300,000 is in escrow to the make final installment of the purchase price. The exact total may be offset to cover some tax obligations that Dhanoa may agree to assume in the transfer of ownership.

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer/President and its principal accounting officer (collectively, the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The management of the Company became aware that the assistant treasurer, committed the Company to expenditures totaling $994,995 during the six months ended March 31, 2007 which lacked adequate supporting documentation and/or proper approvals from the board of directors. Management conducted an inquiry into the expenditures and further reviewed its internal controls policies and procedures. The management discovered that while the identified expenses lacked supporting documentation and were not fully authorized, the former assistant treasurer was largely acting to further the legitimate business interests of the Company. The management and the former assistant treasurer reached an agreement whereby he reimbursed the Company for all such expenses plus interest in exchange for a full release. The Certifying Officer states that the Company made material changes in its internal controls and the management took corrective actions to cure any deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 20, 2007, the Company sold 2,090,164 shares of its restricted Common Stock to Lee Balak at $.61 per share in reliance upon Regulation S under the Securities Act of 1933, as amended.

         On June 20, 2007, the Company sold 2,090,164 shares of its restricted Common Stock to Arcobel Investments, Inc. at $.61per share in reliance upon Regulation S under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEMS 5. OTHER INFORMATION

RESIGNATION AND APPOINTMENT OF DIRECTORS.

         On May 12, 2007 Mr. Micheal Dehn resigned as a Director of the Company. There were no disagreements between the Company and Mr. Dehn regarding the Company's operations, policies or practices. The Board of Directors of the Company appointed Mr. Lee A. Balak as a director to fill the vacancy created by the resignation of Mr. Dehn.

         Mr. Paul Roberts resigned from his positions of President, Secretary and a Director of the Company at the close of business on May 23, 2007. Mr. Roberts resigned to pursue other opportunities and for personal reasons. There were no disagreements between the Company and Mr. Roberts regarding the Company's operations, policies or practices.

         Mr. Lee Andrew Balak was appointed to be a Director of the Company on May 12, 2007 and was appointed Chief Executive Officer and President of the Company on May 31, 2007. From June of 2005 to January of 2007, Mr. Balak has served as the President of Britannica Resources Corp., a Canadian mining exploration company (symbol BRR.V). He is still serving as a Director of Britannica. From February 1996 to June of 2004, Mr. Balak served as a director and as the Chief Executive Officer and President of Power Technology Inc. (symbol PWTC). He remained as a consultant to Power Technology Inc. until January of 2005. From February 2000 to December 6, 2002, Mr. Balak served as a director and President of Fluidic/Microwave Systems, Inc., a Nevada corporation. Mr. Balak was the owner and President of No. 90 Corporate Ventures, a Canadian corporation located in Vancouver, B.C.. From 1983 to 1993, he was a corporate finance consultant. From 1977 to 1982, he was a registered representative of Canarim Investment Corporation. Mr. Balak attended the University of Winnipeg.

         Mr. William E. McNerney was appointed as a director, Secretary and Treasurer of the Company on May 31, 2007. From July of 2005 to May 2007, Mr. McNerney has been a consultant to Emco S.A., and other junior mining entities, assisting with the acquisition of undeveloped gold, silver and uranium properties in North and South America. He has served as President and Chief Executive Officer of Impactive Tech Inc., a Nevada corp., managing mining stock portfolios. Mr. McNerney served Power Technology, Inc. as a Director from June of 1997 to May 2004 and as its Executive Vice President from June of 2001 until May 2004. From February 2000 to March 2003, Mr. McNerney has served as a Director and Secretary of Fluidic/Microwave Systems, Inc., a Nevada corporation. From 1993 to 1999, he was a Director and Executive Vice President Officer of Revolutionary Technology Industries, Inc. From 1984 to 1993, Mr. McNerney was retired. From 1974 to 1984, Mr. McNerney owned and operated an oil and gas operating company, Golden Exploration, Inc.. From 1954 to 1976, Mr. McNerney was a commercial airline pilot, employed by Northwest Airlines. He attended the University of Minnesota.

         On July 1, 2007, the Company appointed Mr. Thomas Daniel Kuhn as its Vice-President of Mining Operations. Mr. Kuhn has 40 years of experience working in the mining industry. His experience includes being a mine manager for INCO in Ontario, Canada and he has worked as a consultant with International Minerals. Mr. Kuhn has experience and training in Loss Control Management and security. He is fluent in Spanish and English languages. Mr. Khun is living and working exclusively at the Company's mine site in Ecuador.

MATERIAL ACQUISITIONS

         In June 2007, the Company's subsidiary Promenasa, S.A., acquired full ownership of the San Jorge a.k.a. "Spanish Plant' which is a centralized mineral processing facility. The processing facility was purchased for $550,000 from an unrelated party. Promenasa used loaned funds from the Company to purchase this asset. The facility is strategically located on a level area near the base of the mountain where the Company's three mines are located. The majority of antiquated equipment that came with the purchase of the plant will be sold and replaced with more efficient equipment and technology. The San Jorge facility is secured by ten to twenty foot walls that enclose the entire structure. Additionally, the plant has approximately three thousand square feet of office space and living quarters. Construction has already begun on renovating the living quarters so Company representatives can be onsite 24 hours a day overseeing mineral processing.

SUBSEQUENT EVENTS

         On August 1, 2007, the Company received the share certificates for 80% ownership of Promenasa, S.A. which is the Ecuadorian company that has title to the Company's mineral rights and other associated assets in Ecuador. The Company has placed $1,300,000 in escrow and is negotiating the exact amount of the final payment of the purchase price which may be offset if the Company assumes certain tax liabilities.

ITEM 6.  EXHIBITS

(a)      Exhibits.
         ---------

         10.1     Executive Employment Agreement between Dhanoa and Lee A. Balak

         10.2 Executive Employment Agreement between Dhanoa and William E. McNerney

         10.3     Regulation S. Purchase Agreement of Lee A. Balak

         10.4     Warrant of Lee A. Balak

         10.5     Regulation S Purchase Agreement of Arcobel Investments Inc.

         10.6     Warrant of Arcobel Investments Inc.

         10.7     Release and Indemnification Agreement of June 11, 2007

         31.1     Certification of Lee A. Balak

         31.2     Certification of William E. McNerney

         32       Sarbanes Oxley Certification of  Lee A. Balak and William E.
                  McNerney


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Dhanoa Minerals Ltd.

Date: August 21, 2007                 By: /s/ Lee A. Balak
                                      ------------------------------
                                      Lee A. Balak
                                      Chief Executive Officer and President


                                      By: /s/ William E. McNerney
                                      ------------------------------------------
                                      William E. McNerney
                                      Treasurer and principal accounting officer

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              DHANOA MINERALS LTD.
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                            (EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)



                      CONTENTS


PAGE         3      CONDENSED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE         4      CONDENSED  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                    MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM
                    JULY 11, 2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE         5      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                    THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2007
                    (UNAUDITED)

PAGE         6      CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                    JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 11,
                    2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES      7 - 13   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                             DHANOA MINERALS LTD.
                                        (AN EXPLORATION STAGE COMPANY)
                                           CONDENSED BALANCE SHEET
                                             AS OF JUNE 30, 2007
                                                 (UNAUDITED)
                                          (EXPRESSED IN US DOLLARS)


                                                    ASSETS

CURRENT ASSETS
  Cash                                                                                            $   140,948
  Prepaid expenses                                                                                    188,426
                                                                                                  -----------
                                                                                                      329,374

  Deposit in escrow on mineral properties                                                           2,400,000
  Loan receivable - Promenasa                                                                       3,781,285
                                                                                                  -----------

TOTAL ASSETS                                                                                      $ 6,510,659
                                                                                                  ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                           $     1,867
                                                                                                  -----------

TOTAL LIABILITIES                                                                                       1,867
                                                                                                  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding              --
  Common stock, $0.001 par value, 65,000,000 shares authorized,
  38,309,151 shares issued and outstanding                                                             38,309
  Additional paid in capital                                                                        7,568,688
  Accumulated deficit during exploration stage                                                     (1,098,205)
                                                                                                  -----------
        Total Stockholders' Equity                                                                  6,508,792
                                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 6,510,659
                                                                                                  ===========


                        See accompanying notes to unaudited condensed financial statements.




                                                        DHANOA MINERALS LTD.
                                                   (AN EXPLORATION STAGE COMPANY)
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                      (EXPRESSED IN US DOLLARS)


                                                                                                                      For the Period
                                                                                                                       from July 11,
                                                                                                                           2005
                                                 For The Three Months Ended          For The Nine months Ended          (Inception)
                                                          June 30,                            June 30,                  to June 30,
                                               ------------------------------      ------------------------------      ------------
                                                   2007              2006              2007              2006              2007
                                               ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Exploration costs and expenses               $      8,898      $     15,000      $    159,341      $     20,000      $    183,341
  General and administrative                        634,847             3,354           875,922            18,551           924,293
                                               ------------      ------------      ------------      ------------      ------------

        Total Operating Expenses                    643,745            18,354         1,035,263            38,551         1,107,634
                                               ------------      ------------      ------------      ------------      ------------


LOSS FROM OPERATIONS                               (643,745)          (18,354)       (1,035,263)          (38,551)       (1,107,634)

OTHER INCOME (EXPENSE)
  Interest Income                                     6,663                --             6,663                --             6,663

  Foreign currency transaction (loss) gain               --                --                --              (146)            2,766
                                               ------------      ------------      ------------      ------------      ------------
  Total Other Income (Expense)                        6,663                --             6,663              (146)            9,429
                                               ------------      ------------      ------------      ------------      ------------



 LOSS BEFORE PROVISION FOR INCOME TAXES            (637,082)          (18,354)       (1,028,600)          (38,697)       (1,098,205)

Provision for Income Taxes                               --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $   (637,082)     $    (18,354)     $ (1,028,600)     $    (38,697)     $ (1,098,205)
                                               ============      ============      ============      ============      ============

 Net (loss) earnings per share
   - basic and diluted                         $      (0.02)     $      (0.00)     $      (0.02)     $      (0.00)     $      (0.03)
                                               ============      ============      ============      ============      ============

Weighted average number of shares
  outstanding during the period
  - basic and diluted                            34,542,262         9,500,000        41,760,815         9,500,000        30,055,770
                                               ============      ============      ============      ============      ============


                                 See accompanying notes to unaudited condensed financial statements.




                                                        DHANOA MINERALS LTD.
                                                   (AN EXPLORATION STAGE COMPANY)
                                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JUNE 30, 2007
                                                             (UNAUDITED)
                                                      (EXPRESSED IN US DOLLARS)

                                                                                                         Accumulated
                                                                                                           Deficit
                            Preferred Stock             Common Stock           Additional                   During
                        ------------------------  -------------------------     Paid-In    Subscription   Exploration
                           Shares      Amount       Shares        Amount        Capital     Receivable       Stage         Total
                        -----------  -----------  -----------   -----------   -----------   -----------   -----------   -----------
Common stock issued to
  founders for cash
  ($0.001 per share)             --  $        --   35,000,000   $    35,000   $   (28,000)  $        --   $        --   $     7,000
Common stock issued for
  cash ($0.02 per share)         --           --   12,500,000        12,500        37,500            --            --        50,000
Stock subscription
  receivable                     --           --           --            --            --        (4,813)           --        (4,813)
Net loss for the period
  from July 11, 2005
  (inception) to
  September 30, 2005             --           --           --            --            --            --        (4,210)       (4,210)
                        -----------  -----------  -----------   -----------   -----------   -----------   -----------   -----------

Balance,
  September 30, 2005             --           --   47,500,000        47,500         9,500        (4,813)       (4,210)       47,977
Stock subscription
  receivable                     --           --           --            --            --         4,813            --         4,813
Net loss for the year
  ended September 30,
  2006                           --           --           --            --            --            --       (65,395)      (65,395)
                        -----------  -----------  -----------   -----------   -----------   -----------   -----------   -----------

Balance,
  September 30, 2006             --           --   47,500,000        47,500         9,500            --       (69,605)      (12,605)
Common stock and
  warrants issued for
  cash ($0.50 per share)         --           --    2,400,000         2,400     1,197,600            --            --     1,200,000
Common stock and
  warrants issued for
  cash ($2.75 per share)         --           --      909,090           909     2,499,088            --            --     2,499,997
Common stock and
  warrants issued for
  cash ($2 per share)            --           --      650,000           650     1,299,350            --            --     1,300,000
Common stock and
  warrants issued for
  cash ($0.61 per share)         --           --    4,180,328         4,180     2,545,820            --            --     2,550,000
Cancelled shares                 --           --  (17,330,267)      (17,330)       17,330            --            --            --
Net loss for the period
 ended June 30, 2007             --           --           --            --            --            --    (1,028,600)   (1,028,600)
                        -----------  -----------  -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, JUNE 30, 2007           --  $        --   38,309,151   $    38,309   $ 7,568,688   $        --   $(1,098,205)  $ 6,508,792
                        ===========  ===========  ===========   ===========   ===========   ===========   ===========   ===========


                                 See accompanying notes to unaudited condensed financial statements.




                                               DHANOA MINERALS LTD.
                                          (AN EXPLORATION STAGE COMPANY)
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                            (EXPRESSED IN US DOLLARS)


                                                               For The Nine     For The Nine     For the Period
                                                                  Months           Months      From July 11, 2005
                                                                  Ended            Ended          (Inception)
                                                                 June 30,         June 30,        to June 30,
                                                                   2007             2006             2007
                                                                -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $(1,028,600)     $   (38,697)     $(1,098,205)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Changes in operating assets and liabilities:
   Prepaid expenses                                                (182,000)            (925)        (188,426)
   Accounts payable                                                 (20,833)            (600)           1,867
                                                                -----------      -----------      -----------
        Net Cash Provided by (Used In) Operating Activities      (1,231,433)         (40,222)      (1,284,764)
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Deposits made to acquire mineral properties                     (2,400,000)              --       (2,400,000)
  Loan to Promenasa                                              (3,781,285)              --       (3,781,285)
                                                                -----------      -----------      -----------
        Net Cash Used In Investing Activities                    (6,181,285)              --       (6,181,285)
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                           7,549,997            4,813        7,606,997
                                                                -----------      -----------      -----------
         Net Cash Provided By Financing Activities                7,549,997            4,813        7,606,997
                                                                -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                     137,279          (35,409)         140,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,669           48,477               --
                                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   140,948      $    13,068      $   140,948
                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                          $        --      $        --      $        --
                                                                ===========      ===========      ===========

Cash paid for taxes                                             $        --      $        --      $        --
                                                                ===========      ===========      ===========

           During the nine months ended June 30, 2007, the Company cancelled 17,330,267 of the founding shareholders common stock with no consideration given to the founding shareholders.


                       See accompanying notes to unaudited condensed financial statements.

                                                       F-6

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) ORGANIZATION AND BASIS OF PRESENTATION
         ------------------------------------------

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

         It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         Dhanoa Minerals Ltd (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

         (B) USE OF ESTIMATES
         --------------------

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

         (C) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


         (E) INCOME TAXES
         ----------------

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (F) LOSS PER SHARE
         ------------------

         Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." For the three and nine month periods ended June 30, 2007 and 2006, and for the period from inception through June 30, 2007, the assumed exercise of 3,504,545 shares were not included in the calculation of dilutive net loss per share as the amounts were anti-dilutive. Per share amounts have been adjusted to reflect the 1:5 forward stock split approved on October 9, 2006.

         (G) LONG-LIVED ASSETS
         ---------------------

         The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

         (H) FOREIGN CURRENCY TRANSLATION
         --------------------------------

         In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar.

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


         (I) BUSINESS SEGMENTS
         ---------------------

         The Company operates in one segment and therefore segment information is not presented.

         (J) CONCENTRATION OF CREDIT RISK
         --------------------------------

         At June 30, 2007, the Company had total cash of $140,948 in a Canadian bank which is uninsured.

         (K) RECENT ACCOUNTING PRONOUNCEMENTS
         ------------------------------------

         In July 2006, the FASB issued Interpretation 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" ("FIN 48"), an interpretation of FASB Statement No. 109,"ACCOUNTING FOR INCOME TAXES." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company's financial statements

         In September 2006, the FASB issued Statement No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

         In September 2006, the FASB issued Statement No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company's financial statements.

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


         In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.

         In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.


NOTE 2   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue and a negative cash flow from operations of $1,284,764 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently being taken to obtain additional funding (See Note 4) and implement its strategic plans (See
         Note 3) provide the opportunity for the Company to continue as a going concern.

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


NOTE 3   MINERAL PROPERTIES
------   ------------------

         MINERA PARAISO MINELPARASA S.A.

         The Company has entered into a Letter of Intent to purchase an interest in mining property in Ecuador. Under the terms of the Letter of Intent with Overseas Mining, S.A., the Company has agreed, subject to completion of due diligence, to acquire an 80 % interest in the share capital of the Ecuador company, Minera Paraiso Minelparsa S.A. ("Paraiso"), which owns the operating mine and all related assets. The purchase consideration for the 80% interest consists of 5,000,000 restricted common shares and cash payments totaling US $10,000,000. As of June 30, 2007, the Company paid a $500,000 refundable deposit on the signing of the Letter of Intent. Upon completion of due diligence however, the Company has decided to abandon the acquisition of Paraiso.

         The Company has agreed with Overseas Mining, S.A. to use the $400,000 refundable deposit toward the Company's loan obligation to Promenasa and $100,000 towards the purchase price.

         PROMENASA, S.A.

         Effective January 23, 2007, the Company entered into a Share Sales Agreement to acquire 80% of the ownership of Promenasa, S.A., an Ecuador mining company ("Promenasa"), for $2,400,000 (U.S.) and approximately 6,818,181 shares of the restricted common stock of the Company. In addition, the Company agreed to make a $7,300,000 loan to Propmenasa. The $7,300,000 of loans to Promenasa are to be made within nine months after the closing for the purpose of upgrading the mine and mill; and for additional equipment. The loans will be secured by a mortgage and liens covering all of the assets of Promenasa and the equipment. As of June 30, 2007, the Company has paid $3,781,285 toward the Company's loan obligation and has made a deposit of $2,400,000 equal to the purchase price which is being held in escrow. As of June 30, 2007, this sale has not been finalized and the 6,818,181 shares of restricted common stock were being held in escrow pending the closing on this sale.

NOTE 4   STOCKHOLDERS' EQUITY
------   --------------------

         During 2005, the Company issued 35,000,000 shares of common stock to its founders for cash of $7,000 ($0.0002 per share).

         During 2005, the Company issued 12,500,000 shares of common stock for cash of $50,000 ($0.004 per share).

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


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

         On February 12, 2007, the Company closed a private placement of 650,000 units for gross proceeds of $1,300,000 ($2.00 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $2.50 for a period of eighteen months.

         On June 21, 2007, the Company closed a private placement of 4,180,328 units for gross proceeds of $2,550,000 ($0.61 per unit). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.61 for a period of eighteen months.

         Effective March 6, 2007, two founding shareholders cancelled a total of 12,730,267 shares of common stock for no consideration.

         SHARE PURCHASE WARRANTS

                                                                        Weighted
                                                                         Average
                                                           Number       Exercise
                                                      of Warrants          Price
                                                     ---------------------------
         BALANCE, SEPTEMBER  30, 2006                           --     $     --
         Granted
                  November 6, 2006                       2,400,000         0.60
                  December 18, 2006                        454,545         2.85
                  February 12, 2007                        650,000         2.50
                  June 21, 2007                          4,180,328         0.61
                                                     ---------------------------

         BALANCE, JUNE 30, 2007                          7,684,873     $   0.90
                                                     ===========================

                              DHANOA MINERALS LTD.
                         (AN EXPLORATION STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2007
                               -------------------
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


         As at June 30, 2007, the Company had the following warrants outstanding:

                   -------------------------------------------------------
                        Shares       Exercise Price       Expiration Date
                   -------------------------------------------------------
                        2,400,000       $   0.60        November 6, 2008
                          454,545       $   2.85        May 18, 2008
                          650,000       $   2.50        August 12, 2008
                        4,180,328       $   0.61        December 21, 2008
                   -------------------------------------------------------
                        7,684,873
                   =======================================================

NOTE 5   RELATED PARTY
------   -------------

         On October 10, 2006, the Company entered into an employment agreement with the President which calls for an annual salary of $125,000, 250,000 restricted shares, and a yearly expense allowance up to a maximum of $25,000. On May 31, 2007, this President resigned. As of June 30, 2007, $77,917 of management fees was paid to the president of the Company.

         During the nine month period ended June 30, 2007, the Company paid $7,000 for consulting services provided by the former Chief Financial Officer of the Company.

         During the nine month period ended June 30, 2007, the Company paid $20,000 for consulting services provided by the former Treasurer of the Company.

         Mr. Lee Andrew Balak was appointed to be a Director of the Company on May 12, 2007 and was appointed Chief Executive Officer and President of the Company on May 31, 2007. The company entered into an employment agreement with Mr. Balak on August 1, 2007, which calls for a monthly salary of $20,000 and 500,000 shares of restricted common stock to be issued on August 1, 2007 and to be deemed fully earned on December 31, 2007.

         Mr. William E. McNerney was appointed as a director, Secretary and Treasurer of the Company on May 31, 2007. The company entered into an employment agreement with the Mr. McNerney on August 1, 2007, which calls for a monthly salary of $3,000 and 300,000 shares of restricted common stock to be issued on August 1, 2007 and to be deemed fully earned on December 31, 2007.

         During the nine month period ended June 30, 2007, the Company paid $55,000 of management fees to the new President for the services provided.


NOTE 6   INADEQUATELY SUPPORTED EXPENDITURES IN PRIOR QUARTER
------   ----------------------------------------------------

         In May of 2007, management of the Company became aware that the assistant treasurer committed the Company to expenditures totaling $994,995 during the six months ended March 31, 2007, which lacked adequate supporting documentation and/or proper approvals from the board of directors. Management conducted an inquiry into the expenditures and further reviewed its internal control policies and procedures. Management discovered that while the identified expenses lacked supporting documentation and were not fully authorized, the former assistant treasurer was largely acting to further the legitimate business interests of the Company. Management and the former assistant treasurer reached an agreement whereby he reimbursed the Company for all such expenses plus interest in exchange for a full release of liability.

         During June 2007, the former treasurer reimbursed the company for $994,995 of the expenditures described above and paid $5,005 in interest for a total payment to the company of $1,000,000.

         The March 31, 2007 10QSB will be amended to show the reclassification of the unsupported expenditures in the amount of $775,040 to a receivable from the former treasurer.

         During the quarter ended June 30, 2007, with board of directors approval, the Company agreed to pay additional consulting fees of $226,743 to the former treasurer for services performed.

NOTE 7   COMMITMENTS
------   -----------

         On May 3, 2007, the Company entered into a consulting agreement with Princeton Research, Inc., to provide public and investor relation services for the Company. Under the terms of the agreement, the Company paid $12,500 for initiating a publicity campaign and will pay a monthly fee in the amount of $2,500 for the twelve-month term.

NOTE 8   SUBSEQUENT EVENTS
------   -----------------

         On August 1, 2007, the Company completed the acquisition of 80% of the ownership of Promenansa by issuing 6,818,181 shares of the Company's common stock.